Form 10QSB
period 2004-11-30
SEW CAL LOGO INC
filed 2005-03-04
CIK 1281984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                             Commission File Number:


                               SEW CAL LOGO, INC.
             ------------------------------------------------------
               (Exact name of Registrant as specified in charter)


            Nevada                                            46-0495298
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

   207 W. 138th Street, Los Angeles, California                  90061
--------------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)


         Issuer's telephone number, including area code: (310) 352-3300

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 31, 2004, there were 5,020,000 shares of the registrant's Common Stock outstanding and 234,800 shares of Series A Preferred Stock outstanding.

                                SEW CAL LOGO, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                        Page No.
PART I - FINANCIAL INFORMATION ............................................. 3

     Item 1. FINANCIAL STATEMENTS .......................................... 3

     Report of Independent Registered Public Accounting Firm ............... 3

     Balance Sheets November 30, 2004 and August 31, 2004................... 4

     Statements of  Operations 3 months ended November 30, 2004 and 3 months ended November 30, 2003 ........................................ 5

     Statement of  Stockholders' equity for the period from September 1,
     2001 to November 30, 2004 ............................................. 6

     Statement of Cash Flows for 3 months ended November 30, 2004 and 3 months ended November 30, 2003 .................................. 7

     Notes to Financial Statements ......................................... 8


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .....14


PART II - OTHER INFORMATION.................................................17

     Item 1. LEGAL PROCEEDINGS .............................................17

     Item 2. CHANGES IN SECURITIES .........................................17

     Item 3. DEFAULTS UPON SENIOR SECURITIES ...............................17

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........17

     Item 5. OTHER INFORMATION .............................................17

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K ..............................17

SIGNATURES  ................................................................17

                                    PART I

PART I - FINANCIAL INFORMATION

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent registration statement on form SB-2 as amended.


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Stockholders
Sew Cal Logo Inc

We have reviewed the accompanying interim balance sheets of Sew Cal Logo Inc as of November 30, 2004, and August 31, 2004 and the associated consolidated statements of operations, stockholders' equity and cash flows for the three months ended November 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.


Shelley International, CPA

Mesa, Arizona, U.S.A.

February 29, 2005

                               SEW CAL LOGO, INC.

                                 BALANCE SHEETS

                                                   11/30/2004      8/31/2004
                                                -------------- --------------
                                     ASSETS
Current Assets
Cash and cash equivalents                        $      34,004  $      20,490
Accounts Receivable, net                               175,564        271,981
Inventory                                              144,996         97,093
Prepaid Expenses                                           697            697
                                                -------------- --------------

         Total current assets                          355,261        390,261

Equipment and machinery, net                           198,287        205,358
Other assets                                             6,000          6,000
                                                -------------- --------------

         Total assets                            $     559,548  $     601,619
                                                ============== ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                 $     149,919  $      88,064
Note Payable-shareholder                               355,384        355,384
Other current liabilities                               82,852        196,581
Current Poriton of Long Term Debt                       52,335         53,335
                                                -------------- --------------

    Total current liabilities                          640,490        693,364

Long-term liabilities
Note Payable-related party
SBA Loan                                               365,467        380,271
Equipment Loan                                          27,849         29,887
                                                -------------- --------------

    Total liabilities                                1,033,806      1,103,522
                                                -------------- --------------

Stockholders' equity (deficit)
Preferred stock: 300,000 shares authorized,
par value $0.001, issued and outstanding 234,800
shares 11/30/04 and 8/31/04,                               235            235
Common stock:  50,000,000  shares authorized,
$0.001 par value,  issued and outstanding,
5,020,000 shares 11/30/04 and 8/31/04                    5,020          5,020

Paid in Capital                                         61,290         61,290
Retained Earnings(Deficit)                            (540,803)      (568,448)
                                                -------------- --------------

    Total stockholders' equity (deficit)              (474,258)      (501,903)
                                                -------------- --------------

    Total liabilities and stockholders' equity   $     559,548  $     601,619
                                                ============== ==============

     All assets are pledged as collateral for the SBA and shareholder loans The accompanying notes are an integral part of these financial statements

                               SEW CAL LOGO, INC.

                            STATEMENTS OF OPERATIONS

                                                    3 months       3 months
                                                      ended          ended
                                                   11/30/2004     11/30/2003
                                                -------------- --------------

Revenue:
     Sales of Caps, Embroidery and Other         $     521,591  $     686,322
                                                -------------- --------------

     Total Revenue                               $     521,591  $     686,322

Cost of Goods Sold                                     373,447        534,541
                                                -------------- --------------

     Gross profit                                      148,144        151,781
                                                -------------- --------------

Expenses:
     General and Administrative                         17,936         43,806
     Officer Compensation                               60,622
     Officer Contributed Services                                      60,000
     Consulting, Legal and Accounting                    7,500         12,292
     Depreciation                                        2,380         13,228
     Rent                                               13,500         18,584
     Interest Expense                                   12,843        106,371
     Loss on sale of asset                                             10,767
                                                -------------- --------------

     Total expenses                                    114,781        265,048
                                                -------------- --------------

     Income (loss) before income taxes                  33,363       (113,267)
                                                -------------- --------------

Provision for income taxes                               5,718            800
                                                -------------- --------------

     Net income (loss)                           $      27,645  $    (114,067)
                                                ============== ==============


Basic and Diluted Earnings (Loss) per Share      $        0.01  $       (0.02)
                                                -------------- --------------
Weighted Average Number of Common Shares             5,020,000      3,000,000
                                                -------------- --------------

   The accompanying notes are an integral part of these financial statements

                               SEW CAL LOGO, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                     Preferred Stock         Common Stock          Paid in     Retained     Total
                                 Outstanding             Outstanding               Capital     Earnings  Stockholders'
                                    Shares      Amount      Shares      Amount                 (Deficit)    Equity
                                 ----------- ----------- ----------- ----------- ----------- ----------- -------------
 Balance , September 1, 2001         189,800  $      190   3,000,000  $    3,000  $    1,810  $ (254,461) $   (249,461)

 Net (loss) for the year                                                                        (319,424)     (319,424)

                                 ----------- ----------- ----------- ----------- ----------- ----------- -------------

 Balance, August 31, 2002            189,800         190   3,000,000       3,000       1,810    (573,885)     (568,885)

 Contributed Officer Services                                                         60,000                    60,000

 Net (Loss) for the year                                                                         (45,381)      (45,381)
                                 ----------- ----------- ----------- ----------- ----------- ----------- -------------

 Balance, August 31, 2003            189,800         190   3,000,000       3,000      61,810    (619,266)     (554,266)

 Recapitalization 2/24/04
 Shares issued at par value                                  520,000         520        (520)

 Shares issued for services at par    45,000          45   1,500,000       1,500                                 1,545

 Net Income for the year                                                                          50,818        50,818
                                 ----------- ----------- ----------- ----------- ----------- ----------- -------------

 Balance, August 31, 2004            234,800         235   5,020,000       5,020      61,290    (568,448)     (501,903)

 Net Income for period                                                                            27,645        27,645
                                 ----------- ----------- ----------- ----------- ----------- ----------- -------------

 Balance, November 30, 2004          234,800         235   5,020,000       5,020      61,290    (540,803)     (474,258)
                                 =========== =========== =========== =========== =========== =========== =============


All above shares have been retroactively adjusted for the recapitalization of 100 shares of common stock on February 26, 2004

   The accompanying notes are an integral part of these financial statements

                               SEW CAL LOGO, INC.

                            STATEMENTS OF CASH FLOWS

                                                            3 months      3 months
                                                             ended          ended
                                                           11/30/2004     11/30/2003
                                                        -------------- --------------
Operating Activities:
Net income (loss)                                        $      27,645  $     (29,075)
    Depreciation                                                12,479         13,228
    Stock issued for services
    Contributed Services
Adjustments to reconcile net income (loss)
    Increase in prepaid Expenses
    (Increase) decrease in inventory                           (47,903)
    (Increase) decrease in accounts receivable                  96,417        (60,373)
    (Increase) decrease in prepaid franchise tax
    Increase (decrease) in accounts payable                     61,855        (49,919)

    Increase (decrease) in other current liabilities          (113,729)       118,805
                                                        -------------- --------------


    Net cash provided by (used in) operating activities         36,764         (7,334)
                                                        -------------- --------------
Investing Activities:

Purchases/disposals of equipment                                (5,408)       (13,824)
                                                        -------------- --------------

    Cash (used) in investing activities                         (5,408)       (13,824)
                                                        -------------- --------------
Financing Activities:
Decrease in shareholder loan

Decrease of SBA Loan                                           (15,804)        (6,747)

Repayment/Increase of equipment loan net                        (2,038)        (2,038)
                                                        -------------- --------------

    Net cash provided by (used in) financing activities        (17,842)        (8,785)
                                                        -------------- --------------


Net increase (decrease) in cash and cash equivalents            13,514        (29,943)

Cash and cash equivalents at beginning of the year              20,490         44,714
                                                        -------------- --------------

Cash and cash equivalents at end of the year             $      34,004  $      14,771
                                                        ============== ==============

Non Cash Transactions (see equity note for more details)

    The accompanying notes are an integral part of these financial statements

                               SEW CAL LOGO, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1. Summary of Significant Accounting Policies

The Company

C J Industries was incorporated in the State of California on August 30, 1985 and changed its name to Southern California Logo, Inc (the Company). The Company transacts business as Sew Cal Logo. On February 24, 2004 the Company merged with Calvert Corporation, a Nevada Corporation. This was a recapitalization accounted for as a stock exchange transaction (reverse merger). Calvert also changed its name to Sew Cal Logo, Inc. See Note 8 for more details of this merger.

The Company is located in Los Angeles, California. The Company produces and manufactures custom embroidered caps, sportswear and related corporate identification apparel. The Company provides an in-house, full-service custom design center where original artwork and logo reproduction for embroidery are available. The Company also offers contract embroidery and silk-screening to the manufacturing and promotional industry. The Company's products are sold, primarily in the United States, to Fortune 500 companies, major motion picture and television studios, retailers, and local schools and small businesses.

Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates, and assumptions that affect the reported amounts of assets and liabilities (including disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable
The Company's trade accounts receivable and allowance for doubtful accounts are shown below.

                                                       8/31/04     11/30/04
                                                    ----------   ----------
         Gross Trade Accounts Receivable               274,878      177,414
         Allowance for Doubtful Accounts                 2,897       (1,850)
                                                    ----------   ----------
         Accounts Receivable, net                      271,981      175,564
                                                    ----------   ----------

Revenue Recognition

The Company recognizes revenue from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

Cash and Cash equivalents

The Company maintains cash deposits in banks and in financial institutions located in southern California. Deposits in banks are insured up to $100,000 by the Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash deposits.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of raw material, work-in-process and finished goods. Normally the Company ships out to the customer the finished goods as soon as they are produced and therefore does not maintain a large finished goods inventory. Overhead items are applied on a standard cost basis to work in process and finished goods.

                                             11/30/04           8/31/04
                                           ----------        ----------
         Raw Materials                       $128,614           $82,616
         Work-in-Process                       11,097            11,527
         Finished Goods                         5,285             2,950
                                           ----------        ----------
         Total Inventory                     $144,996           $97,093
                                           ----------        ----------

Equipment and Machinery

Equipment and machinery are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives ranging from five to seven years. Depreciation and amortization expense for the fiscal years August 31, 2004, 2003 and 2002 amounted to $78,330, 45,679 and $28,329 respectively.
Gains from losses on sales and disposals are included in the statements of operations. Maintenance and repairs are charged to expense as incurred. As of August 31, 2004, 2003 equipment and machinery consisted of the following:


                                             11/30/04           8/31/04
                                           ----------        ----------
         Automobiles                          $40,754           $40,754
         Office equipment                      67,023            67,023
         Furniture and fixtures                75,338           75,338
         Machinery                            567,961           577,051

         Accumulated depreciation             552,789           554,808
                                           ----------        ----------

                                             $198,287          $205,358
                                           ----------        ----------

Fiscal Year

The Company operates on a fiscal year basis with a year ending August 31.

Earnings and Loss Per Share Information

Basic net earnings  (loss) per common share is computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period.

Segment Reporting

Pursuant to Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure about Segments of an Enterprise and Related Information," the Company has determined it operated in only one segment.

Gross sales of similar products for the single segment are as follows:

                                             11/30/04     11/30/03

Caps, embroidery, and other                  $521,591     $686,322


NOTE 2.  Accounts Payable and Other Current Liabilities

As of the period ends shown, accounts payable and accrued liabilities consisted of the following:

                                             11/30/04           8/31/04
                                           ----------        ----------
Trade accounts payable                       $149,919           $88,064
                                           ----------        ----------

Sales tax payable                               2,090             1,050
State Income Taxes Payable                      6,267             5,414
Accrued Payroll                                 9,155           100,459
Credit Card Debt                                3,737             4,791
Revolving bank line of credit (prime +
     3.8750 % Interest only, reviewed yearly)  61,600            85,000
                                           ----------        ----------

                                              $82,852          $196,581
                                           ----------        ----------

NOTE 3.  Note Payable- Related Party

On March 1, 2003, for purposes of working capital, the sole shareholder and spouse made a $355,384 subordinated loan to the Company. The Company is obligated to pay monthly interest only on the subordinated loan during its term at the rate of 10% per annum (fixed-rate calculated as simple interest). The entire principal amount of the loan was originally due on March 1, 2004, although it may be prepaid in whole or in part at any time by the Company without premium or penalty. This loan was extended for 12 additional months. The subordinated loan, which was consented to by United Commercial Bank, is collateralized by the assets of the Company, including but not limited to any and all equipment owned by the Company, inventory, and outstanding receivables. Prior to the subordinated loan, as of August 31, 2002 the balance of loans due to shareholder and spouse was $533,280.

NOTE 4. Commitments and Contingencies

Long-Term Debt

On March 25, 2002 the Company entered into an agreement with United Commercial Bank for a $515,000 SBA loan. For the years ending August 31, 2003 and 2002, the unpaid principal balance of the loan was $462,100 and $500,313 respectively. The monthly required payment varied with an annual interest rate of 6.75% and a maturity date of March 1, 2012. This loan related to the purchase of equipment.

On August 11, 2004 the Company refinanced this SBA loan with Pacific Liberty Bank. As of August 31, 2004 the balance was $433,606., long term portion is$380,271 and the current portion is $53,335. This loan matures and is due in 72 months. Monthly payments are made the 15th of each month with interest at prime plus 2.5. Currently the interest rate is 7%. This loan is collateralized by the assets of the corporation and is in first place before the shareholder loan.

On April 16, 2003 the Company entered an installment sale contract with GMAC for the purchase of a vehicle. The total amount financed at signing was $40,754 which represents the total sale price. The agreement requires 60 monthly payments of approximately $679 beginning on May 16, 2003 and ending on April 16, 2008. The outstanding balance for the year ending August 31, 2003 was $38,037. The outstanding balance for August 31, 2004 was $29,887. This vehicle note was obtained by GMAC under special financing and carries no interest.

Lease Commitments

The Company leases warehouse and office facilities under an operating lease requiring the Company to pay property taxes and utilities. Lease expense for the years ending August 31, 2004, 2003 and 2002 were $77,545, $88,263 and $69,729 respectively. The lease was to terminate in October 2004. In July 2004 the building was purchased by a related party ( a corporation controlled by the officers) and the lease was re-written for 5 years. Lease expense is currently $12,500 per month.

The lease obligation is shown below for the next five years.

                                Year 1    Year 2    Year 3    Year 4    Year 5

Office /warehouse lease       $150,000  $150,000  $150,000  $150,000  $137,500

NOTE 5.  Stockholders' Equity

The Company (post merger) is authorized to issue fifty million (50,000,000) shares of common stock at par value of $0.001 and three hundred thousand (300,000) shares of series A preferred stock at a par value of $0.001. The preferred stock is convertible to common stock at one share of preferred for every 100 shares of common. The preferred shares are only able to be converted when the Company reaches $10,000,000 in sales for any fiscal year. As of August 31, 2004 there were 234,800 shares of preferred stock. The value was placed at par. The conversion to common stock would be 23,480,000 shares. Based upon the actual growth for the last two years, the $10,000,000 in sales will not be reached within five years. Therefore, these shares are not considered in calculating the loss per share.

At the time of the merger 45,000 shares of preferred stock and 1,500,000 shares of common stock were issued at par value of each for services rendered in connection with the merger for a total value of $1,545.

NOTE 6.  Interest Expense

Interest expense for the period ended November 30, 2004 and 2003 was $12,843 and 106,371, respectively.

NOTE 7.  Income Taxes

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 15% estimated tax rate by the items making up the deferred tax account. For the Company only the Net Operating Loss (NOL) was available for a tax asset.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable.

At August 31, 2004, federal income tax net operating loss carryforwards ("NOL's") which were available to the Company were the following with the year in which they expire.

                  Year (8/31)        Amount      Expires

                  1996                2,104         2011
                  1997                9,265         2012
                  1998               26,317         2013
                  1999               21,074         2019
                  2000               50,619         2020
                  2001               21,675         2020
                  2002              319,424         2022
                  2003               86,861         2023
                                 ----------
                  Total             537,339
                                 ----------

Were the NOL tax asset to be recorded at 8/31/04 it would be a long term asset of $80,601. Continued profitability by the Company will be a major factor in the valuation account being removed and the recording of this asset.

NOTE 8.  Merger with Calvert

On February 24, 2004 the Company merged with Calvert Corporation, an inactive Nevada Corporation. This was a recapitalization accounted for as a stock exchange reverse acquisition with Calvert being the surviving legal entity and Southern California becoming the surviving historical entity. Before the merger Southern California had 100 shares of common stock issued and outstanding which were owned by a single shareholder. As part of the merger Calvert issued to this shareholder 189,800 shares of series A preferred stock and 3,000,000 shares of common stock in exchange for all the shares (100) of Southern California. These share totals have been retroactively applied to previous years.

As part of the merger 45,000 shares of preferred stock and 1,500,000 shares of common stock were issued for services rendered. A value of $1,545 was placed upon these shares.

Calvert had a zero book value prior to the merger and is shown as the acquired company on the statement of stockholders' equity with 520,000 shares outstanding prior to the merger.

After the completion of the merger the Company had 5,020,000 shares of common stock and 234,800 shares of series A preferred stock.

NOTE 9. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

SFAS 148 Accounting for Stock-Based Compensation-Transition and Disclosure

Amends FASB 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.

SFAS 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities

This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement NO. 133, Accounting for Derivative Instruments and Hedging Activities.

SFAS 150 Financial  Instruments  with  Characteristics  of both  Liabilities and
Equity

This Statement requires that such instruments be classified as liabilities in the balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

Interpretation No. 46 (FIN 46)

Effective January 31, 2003, The Financial Accounting Standards Board requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a continuing financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not invested in any such entities, and does not expect to do so in the foreseeable future.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following selected data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, including any notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  CONTINUING  AND  FUTURE  PLAN  OF
OPERATIONS.

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's Registration Statement on Form SB-2, as amended, initially filed on March 20, 2004 . All non-historical information contained in this quarterly report is a forward-looking statement. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause the actual results to differ materially from those reflected in the forward-looking statements.

                                Plan of Operation

Expansion and growth of present operations is our primary objective over the next twelve (12) months. Plans are now in place and being implemented for expansion in all areas of our current manufacturing and we anticipate significant growth over the next year.

Private Labeling

Initially, we intend to expand our existing customer base through an aggressive sales and marketing approach to potential customers already located in our geographic area of Southern California. Our success in capturing this business will depend upon our ability to obtain quick and accurate sampling based on the customer's designs and the timely production of the required samples for the customer's sales force.

We also intend to capture more of our existing customers' production through the purchase of additional silk-screening equipment at a budgeted cost of $150,000 to complement what we already have and are using. In August of 2004, we enhanced our "sample production" capabilities through the purchase of certain accessories to our existing silk-screening equipment at a cost of approximately $20,000. The balance of our silk-screening budget will be utilized to purchase additional equipment that will enable our silk-screening department to expand into full product production runs in the first quarter of 2005. Once this expansion is complete, we will have the capability to provide our customers every aspect of product development and production in state-of-the-art and "cutting edge" form.

At this time, we are allocating $100,000 in additional direct labor to help establish a sufficient budget for advertising, marketing and further developing a sophisticated sales effort to build up our private label clientele. Customers in this area currently include, but are not limited to "Quiksilver", "Vans", "Etnies", "Lost", "Von Dutch", "Whiteboy" and "Rusty."

Film Wardrobe & Entertainment Related Business

To increase our film wardrobe and related entertainment business, we intend to add two (2) to three (3) sales and customer service representatives (in-house and outside) to assist us in meeting our current forecasts for the next twelve
(12) months.

We also intend to produce more wardrobe, patches etc. for the major costume houses (Western Costume Company, MPCC, Motion Picture Costume Co., Eastern Costume Co.). We also intend to continue our existing marketing strategy of marketing directly to the productions before they begin filming locally and send units out of town on location. We intend to accomplish this with visits to the studios daily, printed material, and a professionally developed e-mail campaign to the production offices when they first set-up for a newly "green lighted" feature film or television show.

As the area of entertainment wardrobe is such a specialized and limited field, management is unaware of any other companies that do exactly what we do in this area. Small local companies do quick embroidery jobs from time to time when production companies are on location and need something immediately, and occasionally a costumer will use a local shop for some patches. Because of our longtime experience, personal relationships, skill, and success in mastering this specialized work, significant competition has not. Thus, there is no accurate data currently available to determine our approximate market share.

Corporate Sales

Corporate clients currently account for about ten percent (10%) of our business. We intend to focus on growing this area of our business over the next two (2) years by the addition of new in-house salespeople. Also, the addition of the new silk screening equipment will give us the capability to accept and produce large orders of promotional t-shirts and related items for corporate programs that we are currently unable to produce. The new salespeople will solicit this business to our existing client base via telephone and Internet as well as to potential new customers through the same means as well as some print advertising via mailing and placement in trade publications. Additional labor will be hired to operate the new equipment as needed with second and third manufacturing shifts added as growth requires. We intend to add a small number of in-house staff (2-3 clerical people) to service new inquiries and added accounts, as well as ordering finished goods for embellishment and shipping. Current production capacity is adequate to handle the added volume.

Development of the California Driven Product Line

We have identified and developed an opportunity to export the "California life style" to the rest of America and to the worldwide markets in general. Started as an idea born in San Clemente, California, home of the premier surfing beaches in the world, we have created a number of "California Driven" brands of products. Under the "California Driven" umbrella, several lines are being developed with specific target markets in mind. Currently, no "California Driven" products are being produced or distributed and do not represent any of our current overall revenue. The "California Driven" brand lines are being developed in anticipation of expansion of Sew Cal into our own line of products to market and sell. Until such time as we acquire additional funds, we will continue to operate our current business and will not institute use of these product lines. Our projections for the need for an additional 1 million to 3 million dollars to open the new market is based on the following factors: a) that we have successfully raised such funds on terms acceptable to us, b) that we have been successful in protecting the new brand lines through trademark or other legal means, and c) that appropriate markets and advertising programs have been contracted and/or put in place.

To develop this market, additional capital of approximately $3,000,000 will need to be raised. If no additional equity capital is raised, we plan to capture more of our existing customers' production through the purchase of additional silk screening equipment with funds generated from the current profit stream to fulfill existing demand in a more timely and cost-efficient manner.

FORWARD LOOKING STATEMENTS

This Form 10-QSB includes "forward looking statements" concerning the future operations of the Company. It is management's intent to take advantage of the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Form 10-QSB. We have used "forward looking statements" to discuss future plans and strategies of the Company. Management's ability to predict results or the effect of future plans is inherently uncertain. Factors that could affect results include, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions, acceptance, technological change, changes in industry practices and one-time events. These factors should be considered when evaluating the "forward looking statements" and undue reliance should not be placed on such statements. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

Exhibit # Description
--------- ----------------------------------------------------------------------
     31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
     31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
     32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
     32.2 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

         (b) REPORTS ON FORM 8-K

             None


                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  March 1, 2005                         By:  /s/ Richard Songer
                                             -----------------------------------
                                             Richard Songer
                                             President, Director and Chief
                                             Executive Officer


                                             By:  /s/ Judy Songer
                                             -----------------------------------
                                             Judy Songer
                                             Director and Chief
                                             Financial Officer