Form 10QSB
period 2005-02-28
SEW CAL LOGO INC
filed 2005-04-15
CIK 1281984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended February 28, 2005

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                        Commission File Number:333-113223



               (Exact name of Registrant as specified in charter)


              Nevada                                          46-0495298
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)

               207 W. 138th Street, Los Angeles, California 90061
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 28, 2005, there were 5,020,000 shares of the registrant's Common Stock outstanding and 234,800 shares of Series A Preferred Stock outstanding.

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

     Balance Sheets February 28, 2005 and August 31, 2004................... 4

     Statements of  Operations 3 months ended February 28, 2005  and 6 months ended February 28, 2005 ........................................ 5

     Statement of  Stockholders' equity for the period from September 1,
     2001 to February 28, 2005 ............................................. 6

     Statement of Cash Flows for 6 months ended February 28, 2005 and 6 months ended February 29, 2004 .................................. 7

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on form SB-2 as amended.



             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Stockholders
Sew Cal Logo Inc

We have reviewed the accompanying interim balance sheets of Sew Cal Logo Inc. as of February 28, 2005, and August 31, 2004 and the associated statements of operations, stockholders' equity and cash flows for the three months and six months ended February 28, 2005 and February 29, 2004. These interim financial statements are the responsibility of the Company's management.

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


Shelley International, CPA

Mesa, Arizona, U.S.A.

April 14, 2005

                                SEW CAL LOGO, INC

                                 BALANCE SHEETS

                                                     2/28/2005       8/31/2004
                                                  ------------    ------------
                                     ASSETS
Current Assets
Cash and cash equivalents                         $     60,703    $     20,490
Accounts Receivable, net                               182,326         271,981
Inventory                                              147,012          97,093
Prepaid Expenses                                           696             697
                                                  ------------    ------------

              Total current assets                     390,737         390,261

Equipment and machinery, net                           185,810         205,358
Other assets                                             6,000           6,000
                                                  ------------    ------------

              Total assets                        $    582,547    $    601,619
                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                  $    104,310    $     88,064
Note Payable-shareholder                               355,384         355,384
Other current liabilities                              192,749         196,581
Current Portion of Long Term Debt                       52,235          53,335
                                                  ------------    ------------

              Total current liabilities                704,678         693,364

Long-term liabilities
Note Payable-related party
SBA Loan                                               351,094         380,271
Equipment Loan                                          25,811          29,887
                                                  ------------    ------------

              Total liabilities                      1,081,583       1,103,522
                                                  ------------    ------------
Stockholders' equity (deficit)
Preferred stock: 300,000 shares authorized,
par value $0.001, issued and outstanding 234,800
shares  8/31/04, 189,800 shares 8/31/03
 and 8/31/02                                               235             235
Common stock: 50,000,000  shares authorized,
$0.001 par value,  issued and outstanding,
5,020,000 shares 8/31/04, 3,000,000 shares 8/31/03       5,020           5,020

Paid in Capital                                         61,290          61,290
Retained Earnings(Deficit)                            (451,779)       (454,646)
                                                  ------------    ------------

              Total stockholders' equity (deficit)    (385,234)       (388,101)
                                                  ------------    ------------
              Total liabilities and
                  stockholders' equity            $    696,349    $    715,421
                                                  ============    ============

The accompanying notes are an integral part of these statements

                                SEW CAL LOGO, INC

                            STATEMENTS OF OPERATIONS

                                              3 months       3 months     Six months    Six months
                                               ended          ended          ended         ended
                                             2/28/2005      2/29/2004      2/28/2005     2/29/2004
                                            -----------    -----------    -----------   -----------
Revenue:
     Sales of Caps, Embroidery and Other        555,061    $   760,775    $ 1,076,652   $ 1,447,097
                                            -----------    -----------    -----------   -----------
     Total Revenue                              555,061    $   760,775    $ 1,076,652   $ 1,447,097
Cost of Goods Sold                              453,710        351,948        827,157       886,489
                                            -----------    -----------    -----------   -----------
     Gross profit                               101,351        408,827        249,495       560,608
                                            -----------    -----------    -----------   -----------
Expenses:
     General and Administrative                  12,571         52,577         30,507       237,150
     Officer Compensation                        83,880        103,982        144,502       163,982
     Consulting, Legal and Accounting               247         11,545          7,747        23,837
     Depreciation                                 2,379         13,228          4,759        26,456
     Rent                                         7,500         18,731         21,000        37,315
     Interest Expense                            19,552         44,944         32,395        21,315
                                            -----------    -----------    -----------   -----------
     Total expenses                             126,129        245,007        240,910       510,055
                                            -----------    -----------    -----------   -----------
     Income (loss) before income taxes          (24,778)       163,820          8,585        50,553
                                            -----------    -----------    -----------   -----------
Provision for income taxes                         --             (800)         5,718          --
                                            -----------    -----------    -----------   -----------
     Net income (loss)                          (24,778)   $   164,620    $     2,867   $    50,553
                                            ===========    ===========    ===========   ===========

Basic and Diluted Earnings (Loss) per Share        a    $      0.04              a      $      0.01
                                            -----------    -----------    -----------   -----------
Weighted Average Number of Common Shares      5,020,000      4,043,115      5,020,000     4,043,115
                                            -----------    -----------    -----------   -----------

a = less than $0.01 per share

The accompanying notes are an integral part of these statements

                                SEW CAL LOGO, INC

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                        Preferred Stock              Common Stock          Paid in        Retained       Total
                                  Outstanding                 Outstanding                  Capital        Earnings   Stockholders'
                                     Shares       Amount         Shares        Amount                    (Deficit)       Equity
                                 ------------   ----------   ------------   ----------   -------------   ----------   ------------
Balance , September 1, 2001           189,800    $     190      3,000,000    $   3,000    $      1,810   $ (254,461)    $ (249,461)

Net (loss) for the year                                                                                    (319,424)      (319,424)
                                 ------------   ----------   ------------   ----------   -------------   ----------   ------------

Balance, August 31, 2002              189,800          190      3,000,000        3,000           1,810     (573,885)      (568,885)

Contributed Officer Services                                                                    60,000                      60,000

Net (Loss) for the year                                                                                     (45,381)       (45,381)
                                 ------------   ----------   ------------   ----------   -------------   ----------   ------------

Balance, August 31, 2003              189,800          190      3,000,000        3,000          61,810     (619,266)      (554,266)

Recapitalization 2/24/04
Shares issued at par value                                        520,000          520            (520)

Shares issued for services at par      45,000           45      1,500,000        1,500                                       1,545

Net Income for the year                                                                                     164,620        164,620
                                 ------------   ----------   ------------   ----------   -------------   ----------   ------------
Balance, August 31, 2004              234,800          235      5,020,000        5,020          61,290     (454,646)      (388,101)

Net Income (Loss) for period                                                                                  2,867          2,867
                                 ------------   ----------   ------------   ----------   -------------   ----------   ------------

Balance, February 28, 2005            234,800          235      5,020,000        5,020          61,290     (451,779)      (385,234)
                                 ============   ==========   ============   ==========   =============   ==========   ============


All above shares have been retroactively adjusted for the recapitalization of 100 shares of common stock on February 26, 2004

The accompanying notes are an integral part of these statements

                                SEW CAL LOGO, INC.
                            STATEMENT OF CASH FLOWS

                                                       Six months     Six months
                                                          ended         ended
                                                        2/28/2005     2/29/2004
                                                       ----------- -----------
Operating Activities:
Net income (loss)                                            2,867    $ 50,553
    Depreciation                                             4,759      26,456
    Stock issued for services                                 --         1,545
    Contributed Services
Adjustments to reconcile net income (loss)
    Increase in prepaid Expenses                              --
    (Increase) decrease in inventory                       (49,919)
    (Increase) decrease in accounts receivable              89,655     (29,897)
    Increase (decrease) in accounts payable                 12,415     (40,892)
    Increase (decrease) in other current liabilities          --           788
                                                       ----------- -----------

    Net cash provided by (used in) operating activities     59,777       8,553
                                                       ----------- -----------

Investing Activities:
Purchases/disposals of equipment                            14,789     (13,824)
                                                       ----------- -----------

    Cash (used) in investing activities                     14,789     (13,824)
                                                       ----------- -----------

Financing Activities:
Increase of loans
Decrease in shareholder loan
Decrease of SBA Loan                                       (30,277)    (21,034)
Repayment/Increase of equipment loan net                                (4,076)
                                                       ----------- -----------

    Net cash provided by (used in) financing activities    (34,353)    (21,034)
                                                       ----------- -----------

Net increase (decrease) in cash and cash equivalents        40,213     (26,305)

Cash and cash equivalents at beginning of the year          20,490      44,714
                                                       ----------- -----------

Cash and cash equivalents at end of the year              $ 60,703    $ 18,409
                                                       =========== ===========

Supplemental Information
Interest                                                    32,395      21,315

Taxes                                                        5,718        --

Non Cash Transactions (see equity note for more details)

The accompanying notes are an integral part of these statements

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

Accounts Receivable

The Company's trade accounts receivable and allowance for doubtful accounts are shown below.

                                                       8/31/04      2/28/05
                                                    ----------   ----------
         Gross Trade Accounts Receivable               274,878      184,095
         Allowance for Doubtful Accounts                 2,897       (1,769)
                                                    ----------   ----------
         Accounts Receivable, net                      271,981      182,326
                                                    ----------   ----------

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

                                              2/28/05           8/31/04
                                           ----------        ----------
         Raw Materials and WIP               $147,012           $94,143
         Finished Goods                             0             2,950
                                           ----------        ----------
         Total Inventory                     $147,012           $97,093
                                           ----------        ----------

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


                                              2/28/05           8/31/04
                                           ----------        ----------
         Automobiles                          $40,754           $40,754
         Office equipment                      67,023            67,023
         Furniture and fixtures                75,338            75,338
         Machinery                            567,961           577,051

         Accumulated depreciation             565,266           554,808
                                           ----------        ----------

                                             $185,810          $205,358
                                           ----------        ----------

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

NOTE 2.  Accounts Payable and Other Current Liabilities

As of the period ends shown, accounts payable and accrued liabilities consisted of the following:
                                              2/28/05           8/31/04
                                           ----------        ----------
Trade accounts payable                       $149,919           $88,064
                                           ----------        ----------

Sales tax payable                               2,262             1,050
Other                                             618             5,414
Accrued Payroll                                     0           100,459
Credit Card Debt                               10,869             4,791
Revolving bank line of credit (prime +
3.8750 % Interest only, reviewed yearly)      179,000            85,000
                                           ----------        ----------

                                             $192,749          $196,581
                                           ----------        ----------

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

MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  CONTINUING  AND  FUTURE  PLAN  OF
OPERATIONS.

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's Registration Statement on Form SB-2, as amended, initially filed on March 20, 2004. All non-historical information contained in this quarterly report is a forward-looking statement. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause the actual results to differ materially from those reflected in the forward-looking statements.

                                Plan of Operation

Expansion and growth of present operations is our primary objective during our final two quarters of 2005. Plans are now in place and being implemented for expansion in all areas of our current manufacturing and we anticipate significant growth over the next 6 months.

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

We also intend to capture more of our existing customers' production through the purchase of additional silk-screening equipment at a budgeted cost of $150,000 to complement what we already have and are using. In August of 2004, we enhanced our "sample production" capabilities through the purchase of certain accessories to our existing silk-screening equipment at a cost of approximately $20,000. The balance of our silk-screening budget will be utilized to purchase additional equipment that will enable our silk-screening department to expand into full product production runs by May 1, 2005. Once this expansion is complete, we will have the capability to provide our customers every aspect of product development and production in state-of-the-art and "cutting edge" form.

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

Film Wardrobe & Entertainment Related Business

To increase our film wardrobe and related entertainment business, we intend to add two (2) to three (3) sales and customer service representatives (in-house and outside) to assist us in meeting our current forecasts for the next six (6) months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

To develop this market, additional capital of approximately $3,000,000 will need to be raised. If no additional equity capital is raised, we plan to capture more

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

of our existing customers' production through the purchase of additional silk screening equipment with funds generated from the current profit stream to fulfill existing demand in a more timely and cost-efficient manner.

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




Date:  April 14, 2005               By:  /s/ Richard Songer
                                    --------------------------------------------
                                             Richard Songer
                                             President, Director and Chief
                                             Executive Officer


                                    By:  /s/ Judy Songer
                                    --------------------------------------------
                                             Judy Songer
                                             Director and Chief
                                             Financial Officer