Form 10QSB
period 2005-05-31
SEW CAL LOGO INC
filed 2005-07-15
CIK 1281984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2005

OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the transition period from _______, 20___ to _______, 20___.

Commission File Number: 333-113223

SEW CAL LOGO, INC.

 (Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	46-0495298
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

207 W, 138th STREET

LOS ANGELES, CALIFORNIA  90061

Address of Principal Executive Offices

(310) 352-3300

(Registrant's Telephone Number, Including Area Code)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.

                           [ X ]    Yes       [ ]        No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date:  At May 31, 2005, there were 5,176,168 shares of the registrant’s Common Stock outstanding.

.

SEW CAL LOGO, INC.

FORM 10-QSB

INDEX

Page No.

PART I - FINANCIAL INFORMATION .

 3

     Item 1. FINANCIAL STATEMENTS .

3

     Report of Independent Registered Public Accounting Firm .

3

     Balance Sheets May 31, 2005 and August 31, 2004.

4

     Statements of  Operations 3 months ended May 31, 2005  and 9 months ended May 31, 2005 .

6

     Statement of  Stockholders' equity for the period from September 1, 2001 to May 31, 2005

7

     Statement of Cash Flows for 9 months ended May 31, 2005 and 9 months ended May 31, 2004

8

     Notes to Financial Statements

9

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

16

    Item 3  CONTROLS AND PROCEDURES

18

PART II - OTHER INFORMATION.

 19

     Item 1. LEGAL PROCEEDINGS .

 19

     Item 2. CHANGES IN SECURITIES

19

     Item 3. DEFAULTS UPON SENIOR SECURITIES

19

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

19

     Item 5. OTHER INFORMATION .

 19

     Item 6. EXHIBITS.

 19

SIGNATURES

19

.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Sew Cal Logo Inc

We have reviewed the accompanying interim balance sheets of Sew Cal Logo Inc. as of May 31, 2005, and August 31, 2004 and the associated statements of operations, stockholders' equity and cash flows for the three months and nine months ended May 31, 2005 and May 31, 2004.  These interim financial statements are the responsibility of the Company's management.

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

Shelley International, CPA

Mesa, Arizona, U.S.A.

July 8, 2005

.

SEW CAL LOGO, INC.

BALANCE SHEETS

	5/31/2005	8/31/2004

ASSETS
Current Assets
Cash and cash equivalents	$ 16,141	$ 20,490
Accounts Receivable, net	245,434	271,981
Inventory	189,808	97,093
Prepaid Expenses	696	697

Total current assets	452,079	390,261

Equipment and machinery, net	373,046	205,358
Other assets	6,000	6,000

Total assets	$ 831,125	$ 601,619

The accompanying notes are an integral part of these financial statements.

SEW CAL LOGO, INC.

BALANCE SHEETS, Continued

	5/31/2005	8/31/2004

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 83,146	$ 88,064
Note Payable-shareholder	355,384	355,384
Note Payable-shareholder	10,000
Other current liabilities	266,082	196,581
Current Poriton of Long Term Debt	50,000	53,335

Total current liabilities	764,612	693,364

Long-term liabilities
Note Payable-related party	100,000
SBA Loan		380,271
Bank Note Payable	338,524
Equipment Loan	23,773	29,887

Total liabilities	1,226,909	1,103,522

Stockholders' equity (deficit)
Preferred stock: 300,000 shares authorized,
par value $0.001, issued and outstanding
234,800 shares 8/31/04, 189,800 shares
8/31/03 and 8/31/02	235	235
Common stock: 50,000,000 shares authorized,
$0.001 par value, issued and outstanding,
5,176,168 shares 5/31/05, 5,020,000 shares 8/31/04	5,176	5,020

Paid in Capital	187,517	61,290
Stock Subscribed	36,000
Retained Earnings(Deficit)	(624,712)	(568,448)

Total stockholders' equity (deficit)	(395,784)	(501,903)

Total liabilities and stockholders' equity	$ 831,125	$ 601,619

The accompanying notes are an integral part of these financial statements.

SEW CAL LOGO, INC.

STATEMENTS OF OPERATIONS

	3 months	3 months	Nine months	Nine months
	ended	ended	ended	ended
	5/31/2005	5/31/2004	5/31/2005	5/31/2004

Revenue:
Sales of Caps, Embroidery and Other	613,522	$ 760,775	$ 1,690,685	$ 2,442,205

Total Revenue	613,522	$ 760,775	$ 1,690,685	$ 2,442,205

Cost of Goods Sold	522,621	351,948	1,349,778	1,667,846

Gross profit	90,901	408,827	340,907	774,359

Expenses:
General and Administrative	38,685	52,577	85,920	393,099
Officer Compensation	61,704	103,982	195,684
Consulting, Legal and Accounting	7,750	11,545	27,781	42,292
Stock Issued for Services	12,283
Depreciation	1,369	13,228	6,128	39,684
Rent	7,500	18,731	28,500	55,422
Interest Expense	20,763	44,944	53,158	61,877

Total expenses	150,054	245,007	397,171	592,374

Income (loss) before income taxes	(59,153)	163,820	(56,264)	181,985

Provision for income taxes	-	(800)		-

Net income (loss)	(59,153)	$ 164,620	$ (56,264)	$ 181,985

Basic and Diluted Earnings (Loss) per Share	(0.01)	$ 0.04	$ (0.01)	$ 0.06
Weighted Average Number of Common Shares	5,137,126	4,043,115	5,098,084	3,055,495

The accompanying notes are an integral part of these financial statements.

SEW CAL LOGO, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Paid in	Stock	Retained	Total
	Outstanding		Outstanding		Capital	Subscribed	Earnings	Stockholders'
	Shares	Amount	Shares	Amount			(Deficit)	Equity

Balance , September 1, 2001	189,800	$ 190	3,000,000	$ 3,000	$ 1,810		$ (254,461)	$ (249,461)

Net (loss) for the year							(319,424)	(319,424)
Balance, August 31, 2002	189,800	190	3,000,000	3,000	1,810		(573,885)	(568,885)

Contributed Officer Services					60,000			60,000

Net (Loss) for the year							(45,381)	(45,381)
Balance, August 31, 2003	189,800	190	3,000,000	3,000	61,810		(619,266)	(554,266)

Recapitalization 2/24/04
Shares issued at par value			520,000	520	(520)

Shares issued for services at par	45,000	45	1,500,000	1,500				1,545

Net Income for the year							50,818	50,818
Balance, August 31, 2004	234,800	235	5,020,000	5,020	61,290		(568,448)	(501,903)

Equipment purchase			33,334	33	114,067			114,100

R144 Shares issued for services			122,834	123	12,160			12,283
$0.10 per share
Stock Subscribed						36,000		36,000

Net Income (Loss) for period							(56,264)	(56,264)
Balance, February 28, 2005	234,800	235	5,176,168	5,176	187,517	36,000	(624,712)	(395,784)

All above shares have been retroactively adjusted for the recapitalization of 100 shares of common stock on February 26, 2004

The accompanying notes are an integral part of these financial statements.

SEW CAL LOGO, INC.

STATEMENTS OF CASH FLOWS

	Nine months	Nine months
	ended	ended
	5/31/2005	5/31/2004
Operating Activities:
Net income (loss)	$ (56,264)	$ 50,553
Depreciation	36,423	26,456
Stock issued for services	12,283	1,545

Adjustments to reconcile net income (loss)
Increase in prepaid Expenses	-
(Increase) decrease in inventory	(92,715)
(Increase) decrease in accounts receivable	26,547	(29,897)
Increase (decrease) in accounts payable	(4,917)	(40,892)
Increase (decrease) in other current liabilities	69,501	788

Net cash provided by (used in) operating activities	(9,142)	8,553

Investing Activities:
Purchases/disposals of equipment	(204,111)	(13,824)

Cash (used) in investing activities	(204,111)	(13,824)

Financing Activities:
Purchase of Equipment	114,100
Stock Subscription	36,000
New Bank Loans	435,189
Increase in shareholder loan	10,000
Decrease of SBA Loan	(380,271)	(21,034)
Repayment/Increase of equipment loan net	(6,114)

Net cash provided by (used in) financing activities	208,904	(21,034)

Net increase (decrease) in cash and cash equivalents	(4,349)	(26,305)

Cash and cash equivalents at beginning of the year	20,490	44,714

Cash and cash equivalents at end of the year	$ 16,141	$ 18,409

Supplemental Information
Interest	53,158	21,315
Taxes	-	-

Non Cash Transactions (see equity note for more details)

The accompanying notes are an integral part of these financial statements.

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

The Company is located in Los Angeles, California.  The Company produces and manufactures custom embroidered caps, sportswear and related corporate identification apparel.  The Company provides an in-house, full-service custom design center where original artwork and logo reproduction for embroidery are available.  The Company also offers contract embroidery and silk-screening to the manufacturing and promotional industry.  The Company’s products are sold, primarily in the United States, to Fortune 500 companies, major motion picture and television studios, retailers, and local schools and small businesses.

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

Accounts Receivable

The Company’s trade accounts receivable and allowance for doubtful accounts are shown below.

8/31/04

5/31/05

Gross Trade Accounts Receivable

274,878

247,899

Allowance for Doubtful Accounts

2,897

(2,465)

----------

----------

Accounts Receivable, net

271,981

245,434

----------

----------

Revenue Recognition

The Company recognizes revenue from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

Cash and Cash equivalents

The Company maintains cash deposits in banks and in financial institutions located in southern California.  Deposits in banks are insured up to $100,000 by the Federal Deposit Insurance Corporation (“FDIC”).  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash deposits.

SEW CAL LOGO, INC.

NOTES TO FINANCIAL STATEMENTS

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

5/31/05

8/31/04

Raw Materials and WIP

$189,807

$94,143

Finished Goods

0

2,950

----------

----------

Total Inventory

$189,807

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

5/31/05

8/31/04

Automobiles

$40,754

$40,754

Office equipment

74,425

67,023

Furniture and fixtures

75,338

75,338

Machinery

773,760

577,051

Accumulated depreciation

591,231

554,808

----------

----------

$373,046

$205,358

----------

----------

Fiscal Year

The Company operates on a fiscal year basis with a year ending August 31.

Earnings and Loss Per Share Information

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period.

SEW CAL LOGO, INC.

NOTES TO FINANCIAL STATEMENTS

Segment Reporting

Pursuant to Statement of Financial Accounting Standards No. 131 (“SFAS No. 131”), “Disclosure about Segments of an Enterprise and Related Information,” the Company has determined it operated in only one segment.

NOTE 2.  Accounts Payable and Other Current Liabilities

As of the period ends shown, accounts payable and accrued liabilities consisted of the following:

5/31/05

8/31/04

Trade accounts payable

$83,146

$88,064

----------

----------

Sales tax payable

2,336

1,050

Other

618

5,414

Payroll Liabilities

13,475

100,459

Credit Card Debt

23,651

4,791

Revolving bank line of credit (prime +

3.8750 % Interest only, reviewed yearly)

226,000

85,000

----------

----------

$266,082

$196,581

----------

----------

NOTE 3.  Note Payable- Related Party

On March 1, 2003, for purposes of working capital, the sole shareholder and spouse made a $355,384 subordinated loan to the Company.  The Company is obligated to pay monthly interest only on the subordinated loan during its term at the rate of 10% per annum (fixed-rate calculated as simple interest).  The entire principal amount of the loan was originally due on March 1, 2004, although it may be prepaid in whole or in part at any time by the Company without premium or penalty.  This loan was extended for 12 additional months and month to month thereafter.  The subordinated loan, which was consented to by United Commercial Bank and subsequent banks, is collateralized by the assets of the Company, including but not limited to any and all equipment owned by the Company, inventory, and outstanding receivables.

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

SEW CAL LOGO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4. Commitments and Contingencies, continued

Long-Term Debt, continued

On August 11, 2004 the Company refinanced this SBA loan with Pacific Liberty Bank.  As of August 31, 2004 the balance was $433,606., long term portion is$380,271 and the current portion is $53,335.  This loan matures and is due in 72 months.  Monthly payments are made the 15th of each month with interest at prime plus 2.5%.  Currently the interest rate is 7%.  This loan is collateralized by the assets of the corporation and is in first place before the shareholder loan.

On April 16, 2003 the Company entered an installment sale contract with GMAC for the purchase of a vehicle.  The total amount financed at signing was $40,754 which represents the total sale price.  The agreement requires 60 monthly payments of approximately $679 beginning on May 16, 2003 and ending on April 16, 2008.  The outstanding balance at May 31, 2005 was $23,773. The outstanding balance for August 31, 2004 was $29,887.  This vehicle note was obtained by GMAC under special financing and carries no interest.

Lease Commitments

The Company leases warehouse and office facilities under an operating lease requiring the Company to pay property taxes and utilities.  Lease expense for the years ending August 31, 2004, 2003 and 2002 were $77,545, $88,263 and $69,729 respectively.  The lease was to terminate in October 2004.  In July 2004 the building was purchased by a related party ( a corporation controlled by the officers and principal shareholders) and the lease was re-written for 5 years.  Lease expense is currently $12,500 per month.

The lease obligation is shown below for the next five years.

Year 1

Year 2

Year 3

Year 4

Year 5

Office /warehouse lease

$150,000

$150,000

$150,000

$150,000

$137,500

NOTE 5.  Stockholders’ Equity

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

In May 2005 the Company purchased for a $100,000 note payable and 33,334 shares of restricted common stock (valued at $12,283) various pieces of sewing equipment.

As of May 31, 2005 the Company had received from investors $36,000 in investment funds for which restricted common shares will be issued.

SEW CAL LOGO, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6.  Interest Expense

Interest expense for the nine month period ended May 31, 2005 and 2004 was $53,158 and $21,315, respectively.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 15% estimated tax rate by the items making up the deferred tax account.  For the Company only the Net Operating Loss (NOL) was available for a tax asset.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable.

At August 31, 2004, federal income tax net operating loss carryforwards (“NOL’s”) which were available to the Company were the following with the year in which they expire.

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

SEW CAL LOGO, INC.

NOTES TO FINANCIAL STATEMENTS

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

Calvert had a zero book value prior to the merger and is shown as the acquired company on the statement of stockholders’ equity with 520,000 shares outstanding prior to the merger.

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

SEW CAL LOGO, INC.

NOTES TO FINANCIAL STATEMENTS

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

The adoption of these new Statements is not expected to have a material effect on the Company’s financial position, results or operations, or cash flows.

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

Plan of Operation

Expansion and growth of present operations is our primary objective during our final two quarters of 2005.  Plans are now in place and being implemented for expansion in all areas of our current manufacturing and we anticipate significant growth over the next six months.

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

ITEM 3  CONTROLS AND PROCEDURES

As the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclose controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost verses benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit #              Description

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

SEW CAL LOGO, INC.

Date:  July 15, 2005

By:  /s/ Richard Songer

Richard Songer

President, Director and Chief

Executive Officer

By:  /s/ Judy Songer

Judy Songer

Director and Chief

Financial Officer

19