Form 10KSB
period 2005-08-31
SEW CAL LOGO INC
filed 2005-12-15
CIK 1281984

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended August 31, 2005

                                       or

     { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 333-13223

                               Sew Cal Logo, Inc.

           (Name of Small Business Issuer as specific in its Charter)

               Nevada                                        46-0495298
   (State or other jurisdiction of                         (IRS Employer
    Incorporation or organization)                       Identification No.)

                               207 W. 138th Street
                          Los Angeles, California 90061
               (Address of Principal Executive Offices) (Zip Code)

         Issuer's telephone number, including area code: (310) 352-3300

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes { } No {X }

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes___ No__X__

For the fiscal year ended August 31, 2005, the Company's revenue was $2,322,100

As of August 31, 2005, the number of shares of Common Stock outstanding was 5,176,168

The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of August 31, 2005 was approximately $845,210 (based upon 676,168 shares at $1.25 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
ITEM 1   DESCRIPTION OF BUSINESS...............................................4
     Employees.................................................................8
     Selected Consolidated Financial Data......................................8

ITEM 2   DESCRIPTION OF PROPERTY...............................................8

ITEM 3   LEGAL PROCEEDINGS.....................................................8

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................8

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.................................................8
     Holders...................................................................9
     Dividends.................................................................9

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................10
     Fiscal Years 2005 and 2004...............................................10
         Results of Operations................................................10
         Liquidity and Capital Resources......................................10

ITEM 7   FINANCIAL STATEMENTS................................................ 13

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................................13

ITEM 8A. CONTROLS AND PROCEDURES..............................................13

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.........13
     Indemnification of Directors and Officers................................15
     Compliance with Section 16(A) of the Exchange Act........................15

ITEM 10  EXECUTIVE COMPENSATION...............................................16
     Summary Compensation Table...............................................16

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......16

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................19

ITEM 13  EXHIBITS.............................................................20

ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES...............................21

SIGNATURES....................................................................23

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

The Company

Sew Cal Logo, Inc. was originally incorporated in the State of Nevada on June 19, 2002 as "Calvert Corporation". Calvert Corporation was a dormant privately held corporation from its inception and had never engaged in any business or financing activities prior to December 31, 2003. On December 31, 2003, we entered into an Agreement and Plan of Merger with Southern California Logo, Inc., a privately held California corporation originally incorporated as CJ Industries, Inc. on August 30, 1985 ("SCL"), whereby SCL was merged into Sew Cal. SCL was the "disappearing company" and Sew Cal was the "surviving company." The Articles of Merger were filed with the Secretary of State of Nevada on February 24, 2004 and the merger became effective on that date. The Articles of Merger amended the original Articles of Incorporation of the surviving company by (i) increasing the authorized capital of the surviving company from 25,000,000 shares of common stock to 50,000,000 shares of common stock, (ii) authorizing 300,000 shares of preferred stock, and (iii) changing the name of the surviving company to "Sew Cal Logo, Inc."

Immediately prior to the effective date of the merger, we had 20,000,000 shares of our common stock issued and outstanding. Pursuant to the Articles of Merger, we issued an additional 4,500,000 shares of common stock to the three (3) shareholders of SCL. William D. O'Neal, our president, secretary, treasurer and sole director resigned and returned 19,480,000 shares of our common stock to our treasury for cancellation. Mr. O'Neal retained 150,000 shares of our common stock previously issued to him. Thus, upon the effective date of the merger, we had 5,020,000 shares of our common stock issued and outstanding out of 50,000,000 shares authorized. Upon the effective date of the merger, we also issued a total of 234,800 shares of our Series A Convertible Preferred Stock to the three (3) shareholders of SCL. Thus, upon the effective date of the merger, we had 234,800 shares of our Series A Convertible Preferred Stock issued and outstanding out of 300,000 shares authorized.

As used in this report the terms "we", "our", "the Company", "SCL", and "Sew Cal" refer, unless the context indicates otherwise, to Southern California Logo, Inc., the California Corporation, prior to February 24, 2004 and to Sew Cal Logo, Inc., the Nevada Corporation thereafter.

                                  The Business

Film Wardrobe and Entertainment Related Business

Since its entry into the entertainment industry in 1988 Sew Cal has been a supplier of wardrobe as well as promotional and cast and crew items for feature films and television, to the major motion picture studios including Paramount, Warner Brothers, Universal, MGM, Sony, DreamWorks, 20th Century Fox, Disney and nearly every independent production company on a daily basis.

Typical examples include: The "White Star Line" uniforms worn in "Titanic" (the largest grossing movie of all time), the "Bubba Gump Shrimp Co" cap worn by Tom Hanks in "Forrest Gump" (opening scene and throughout the movie) not to mention the cast and crew merchandise (jackets, caps, bags, wearables) for "Titanic" and over 60,000 promotional Bubba Gump caps related to the release of the film. Tom Cruise and Robert Duvall wore Sew Cal racing attire in "Days of Thunder" and the company produced many of the uniforms worn by the pit crews and teams of the NASCAR circuit portrayed in the film. Patches for everything from border patrols, police departments, museum guards, military personnel, and just about anything related to uniforms (including the authentic Naval ranks of the many sailors portrayed in "Pearl Harbor") have been provided to help moviemakers establish near-authentic locations and characters.

Many major actors in films today have worn Sew Cal wardrobe while performing on screen. From the gift shop items featured in Jurassic Park to patches and clothing worn in Terminator 2 and 3, the Company has participated in many major films. The company also realizes revenues from crew gifts, including jackets, caps, and related items from many of the films and promotions it works on as well as from its regular work in both network and cable TV projects.

Expansion and growth of present operations is a primary objective of the Company. In 2004 the company has expanded its management team to include Lori Heskett, who has more than 25 years of experience in this and related fields. Ms. Heskett brought to Sew Cal design ideas and industry contacts and is actively invovled to sales of our domestically produced products. In her most recent position as President of El Segundo Hat Company, a 3+ million dollar fashion hat and accessory manufacturer, Lori was directly responsible for all aspects of the company including both sales and production. When Kubic Marketing, El Segundo's parent company, was acquired by Globe Shoes, a publicly traded Australian company. U.S. manufacturing was halted and we were able to acquire much of the plant's physical assets and specialized equipment, and continued manufacturing for the many of its clients

Private Label Apparel

In addition to our entertainment-related business, private labeling has become a significant part of our production for both domestic sales and export of "Made in the USA" products, accounting for approximately 70% of our overall revenues.

We are an action sports oriented company. We currently design and manufacture the latest styles in caps and headwear, jackets, denim, cargo shorts and pants and related apparel for many of the major brands.

The Company has an extensive capacity to accept and complete orders of nearly any size and of a varied and diversified basis. Though we manufacture apparel and accessories primarily for the action sportswear and entertainment industries, our production is by no means exclusive to those markets as we serve a number of customers in specialty markets, including the following:

o     silk screening, heat transfers, sublimation, and unique embellishments

o     private labeling for major brands (including shipping and fulfillment)

o     cap and hat design and manufacturing

o     patches of all kinds and shapes

o     film and television wardrobe (authentic military, period etc.)

o     production crew wrap gifts and studio promotional items

o     custom jacket and various apparel manufacturing

o     accessory design and manufacturing (bags and wallets etc.)

o     contract embroidery and specialty services

o advertising specialty merchandise (extensive variety of corporate promotional items, bottled water etc.).

o military - contract manufacturing (extensively with retired and veterans segment, ship reunions etc.)

                                   Competition

Film Wardrobe and Entertainment Related Business

The competition in our specialized section of the film industry is considerable in the area of "crew merchandise" with many companies seeking this business. We believe that only a handful of vendors are able to penetrate this market in the production stage. Top quality, on time delivery no matter the requirements, and customer loyalty have been the benchmark we have set and we believe it will be difficult but not impossible , for competitors to erode our market share. We must remain vigilant, creative, and aggressive to retain this business.

Competition for wardrobe production business is also certain. Several companies produce patches and are extremely competitive and aggressive. We must remain in close contact with designers, costumers, and wardrobe departments within the studios as well as the major costume houses to be considered as "the first to call" when a show begins preparation for filming. While confidence in us as a first choice vendor is of utmost importance here, customers are always willing to try new sources and our competition is always present. Our marketing plan continues to be aggressive and innovative service and quality in this area while guarding our carefully developed long-term relationships with the people who control this segment of film and television production.

Private Labeling

During the last few years, the number of domestic headwear suppliers has been drastically reduced as a result of increased lower priced imports. Suppliers remaining in this business each have their own niche in the market place. Few suppliers remain in California and our customer base has increased as a result of this decreased domestic competition. There are U.S. suppliers located in the Midwest and on the East Coast seldom manufacture for our market and deal mainly in the golf, major league baseball and ad specialty-type businesses.

Overseas suppliers present a major challenge. They can produce a cap at a fraction of the price we can and we are constantly in competition with them. They can copy all that we create, but if they are asked to create on their own, they may fall short, as our industry is constantly changing by way of fabrics, styles, and method of decorating. Overseas suppliers are in the business of mass production for export. Our current customers use overseas suppliers for some of their "bread and butter" styles but tend to use U.S. suppliers for the more cutting edge products. However, overseas manufacturers require considerably more time to create new products because of their difficulty in providing face-to-face contact with designers and domestic customers. They also require greater lead times for shipping and cannot make changes overnight (literally) when required. The logistics also may not allow them to be immediately aware of developing trends, forecasting them, and then developing an appropriate finished product instantly.

At present, the youth oriented "action sports" lifestyle-clothing market (surf/skate/snow) is led by labels such as "Quiksilver" of Huntington Beach, California, representing in excess of $1 billion in annual sales. Also, "O'Neill Sportswear", "Rip Curl", "Lost", "Billabong", "Volcom", and numerous other Orange County, California-based clothing companies service this market and can be considered competition for our new brands. We believe that teens and young adults are looking for something new and trendy to identify with, purchase, and wear.

Although we believe we now have the experience and resources to take advantage of and fulfill the needs of this market and we have already made significant steps towards doing so, the youth, active and sports apparel industry is highly competitive, with many of our competitors having greater name recognition and resources than we do. Many of our competitors are well established, have longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources then we do. As a result, these competitors may be able to respond more quickly and effectively than we can to new or changing opportunities or customer requirements. Existing or future competitors may develop or offer products that provide price, service, number or other advantages over those we intend to offer. If we fail to compete successfully against current or future competitors with respect to these or other factors, our business, financial condition, and results of operations may be materially and adversely affected.

We currently have no market share data available for competition in these areas. We work on each job through personal contacts and are frequently the only company contacted for the particular project.

We do not depend on any one or a few major customers.

We recently applied to the USTPO for the trademark "Pipeline Posse". We will continue to assess the need for any copyright, trademark or patent applications on an ongoing basis.

               Effect of Governmental Regulations on our Business

We will be subject to common business and tax rules and regulations pertaining to the operation of our business in the State of California, as well as federal securities laws and regulations after the effective date of this registration statement. In complying with these laws and regulations, we will incur additional legal and accounting costs and expenses, but we do not believe such costs and expenses shall have a material effect on our operations or liquidity.

              Research and Development Costs for the Past Two Years

We have not expended funds for research and development costs in the past two years.

     Costs and Effects of Compliance with Environmental Laws and Regulations

Environmental regulations have had no materially adverse effect on our operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of service or otherwise have a materially adverse effect on our business, financial condition or results of operation. Public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stricter environmental legislation and regulations could continue. To the extent that laws are enacted or other governmental action is taken that imposes environmental protection requirements that result in increased costs, our business and prospects could be adversely affected.

                                   Bankruptcy

We have not been involved in any bankruptcy, receivership or similar proceedings.

                              Equity Incentive Plan

We currently have no equity incentive or option plan in place.

                               Number of Employees

We currently employ approximately 70 full-time employees and no part-time employees. We have no collective bargaining agreements with any labor organization and we believe that we enjoy good relations with our employees.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently lease our 27,000 square foot manufacturing and office facilities located at 207 West 138th Street in Los Angeles, in close proximity to Los Angeles International Airport. Our lease expires on October 4, 2009 at a monthly rental of $12,500 fixed until expiration. The lease requires us to pay property taxes and utilities. Rent expenses for the years ended August 31, 2005 and 2004, were $156,000 and $156,000 respectively. We lease our facilities from a limited liability company owned by Richard L. and Judy Songer, officers, directors and principal shareholders of Sew Cal.

ITEM 3. LEGAL PROCEEDINGS.

To the best knowledge of our management, there are no other material litigation matters pending or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have submitted no matters to a vote of shareholders during the fiscal year ended August 31, 2005.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Market Information.

The Company's common stock commenced trading in the over-the-counter market on ) April 21, 2005 and prices for the common stock are quoted on the OTC Electronic Bulletin Board (OTCBB) under the symbol SEWC. Trading in the common stock has been sporadic.

The following table sets forth the high and low bid prices for the common stock on the OTCBB for the periods indicated. The bid prices represent prices between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions.

         QUARTER ENDED                     HIGH BID          LOW BID
         -------------                     --------          -------

         June 30, 2005                      $3.25             $0.51
         September 30, 2005                 $3.00             $0.55

Holders

As of November 30, 2005 there were approximately 73 holders of record of our common stock, not including persons holding shares in "street" names.

Dividends

We have not paid any cash dividends since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future.

Recent Sales of Unregistered Securities

--------------------------------------------------------------------------------------------------
Issued To:                     Number of Shares       Date Issued       Reason/Payment
--------------------------------------------------------------------------------------------------
BMA Securities                          250,000         8-16-05         Investor Relations Service
--------------------------------------------------------------------------------------------------
R. Reininger                             80,000         8-15-05         Consulting Services
--------------------------------------------------------------------------------------------------
Ken Kotchnik                             30,000         9-15-05         $30,000
--------------------------------------------------------------------------------------------------
Heidi Brabb                              25,000         8-16-05         $30,000
--------------------------------------------------------------------------------------------------
Rich Ferber                               5,000         4-4-05          $5,000
--------------------------------------------------------------------------------------------------
Thomas Heyser                               500         4-4-05          $500
--------------------------------------------------------------------------------------------------
Jeffery Scott Pearson                       100         4-4-05          $100
--------------------------------------------------------------------------------------------------
Joseph J Pearson                         33,334         4-4-05          Equipment Purchase
--------------------------------------------------------------------------------------------------
Julie Pearson                               100         4-4-05          $100
--------------------------------------------------------------------------------------------------
Dylan Joe Teschler                          100         4-4-05          $100
--------------------------------------------------------------------------------------------------
Michael Wayne Teschler                      300         4-4-05          $300
--------------------------------------------------------------------------------------------------
Novian & Novian LLP                      10,000         8-16-05         Legal Fees
--------------------------------------------------------------------------------------------------
Stephen F. Burg                          50,000         4-4-05          Consulting Fees
--------------------------------------------------------------------------------------------------
Alexander Charity                        33,334         4-4-05          Consulting Fees
--------------------------------------------------------------------------------------------------
Erika Cazares                             1,000         4-4-05          Employee Incentive
--------------------------------------------------------------------------------------------------
Bertha L. Duorte                          5,000         4-4-05          Employee Incentive
--------------------------------------------------------------------------------------------------
Robert Febres-Cordero                    10,000         4-4-05          Employee Incentive
--------------------------------------------------------------------------------------------------
Steven R. Forray                         10,000         4-4-05          Employee Incentive
--------------------------------------------------------------------------------------------------
Maribel Hernandez                         5,000         4-4-05          Employee Incentive
--------------------------------------------------------------------------------------------------
Camilo Torres                             5,000         4-4-05          Employee Incentive
--------------------------------------------------------------------------------------------------
Juan M. Sanchez                           2,500         4-4-05          Employee Incentive
--------------------------------------------------------------------------------------------------
Javier Santillian                         1,000         4-4-05          Employee Incentive
--------------------------------------------------------------------------------------------------

The above shares were pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933 as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's Registration Statement on Form SB-2, as amended, initially filed on March 20, 2004. All non-historical information contained in this annual report is a forward-looking statement. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause the actual results to differ materially from those reflected in the forward-looking statements.

                              Results of Operations

Total revenue was $2,322,100 for the year ended August 31, 2005 as compared to $3,269,696 for the year ended August 31, 2004, a net decrease of $947,596. The net decrease is primarily due to the loss of a significant private label customer. The customer elected to source his products overseas. Officer and Administrative Compensation was $285,208 for the year ended August 31, 2005 as compared to $150,769 for the year ended August 31, 2004, a net increase of $134,439. The net increase is due to the addition of administrative staff and scheduled increases in officer compensation. Total Assets were $890,552 at August 31, 2005 as compared to $601,619 at August 31, 2004, a net increase of $288,933. The net increase was primarily due to the addition of equipment used in our continuing operation and an increase of inventory on hand.

                                Plan of Operation

Expansion and growth of present operations continues as our primary objective during the first two quarters of the coming year. In addition, the Company has recently acquired rights to PIPELINE POSSE(TM), a recognized brand in the world of surf and sports wear. We intend to begin manufacturing, selling and distributing our own line of surf wear under this new logo and to promote this line of goods in appropriate trade journals.

Private Labeling

Domestic headwear suppliers have been drastically reduced as a result of increased lower priced imports. Suppliers remaining in this business each have their own niche in the market place. Few remain in California and our customer base is increasing somewhat with this reduced competition. There are U.S. suppliers located in the Midwest and on the East Coast. They seldom manufacture for our market and deal mainly in the golf, major league baseball and ad specialty-type businesses.

Overseas suppliers are a different situation. They can produce a cap at a fraction of the price we can and we are constantly in competition with them. They can copy all that we create, but if they are asked to create on their own, they may fall short, as our industry is constantly changing by way of fabrics, styles, and method of decorating. Overseas suppliers are in the business of mass production for export. Our current customers use overseas suppliers for some of their "bread and butter" styles but tend to use U.S. suppliers for the more cutting edge products. However, overseas manufacturers require considerably more time in creating new products because of their inability to provide face-to-face contact with designers and domestic customers. They also require greater lead times for shipping and cannot make changes overnight (literally) when required. The logistics also may not allow them to be immediately aware of developing trends, forecasting them, and then developing an appropriate finished product instantly.

At present, the youth oriented "action sports" lifestyle-clothing market (surf/skate/snow) is led by labels such as "Quiksilver" of Huntington Beach, California, representing in excess of $1 billion in annual sales. Also, "O'Neill Sportswear", "Rip Curl", "Lost", "Billabong", "Volcom", and numerous other Orange County, California-based clothing companies service this market and can be considered competition for our new brands. We believe that teens and young adults are looking for something new and trendy to identify with, purchase, and wear.

Although we believe we now have the experience and resources to take advantage of and fulfill the needs of this market and we have already made significant steps towards doing so, the youth, active and sports apparel industry is highly competitive, with many of our competitors having greater name recognition and resources than we do. Many of our competitors are well established, have longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources. As a result, these competitors may be able to respond more quickly and effectively than we can to new or changing opportunities or customer requirements. Existing or future competitors may develop or offer products that provide price, service, number or other advantages over those we intend to offer. If we fail to compete successfully against current or future competitors with respect to these or other factors, our business, financial condition, and results of operations may be materially and adversely affected.

We currently have no market share data available for competition in these areas. We work on each job through personal contacts and are frequently the only company contacted for the particular project.

We do not depend on any one or a few major customers.

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We recently applied to the USTPO for the trademark "Pipeline Posse". We will continue to assess the need for any copyright, trademark or patent applications on an ongoing basis.

Film Wardrobe & Entertainment Related Business

To increase our film wardrobe and related entertainment business, we intend to add two (2) to three (3) sales and customer service representatives (in-house and outside) to assist us in meeting our current forecasts for the first six (6) months of fiscal 2006.

We also intend to produce more wardrobe, patches etc. for the major costume houses (Western Costume Company, MPCC, Motion Picture Costume Co., Eastern Costume Co.). We will also continue our existing strategy of marketing directly to movie and television productions before they begin filming locally and send units out of town on location. We intend to accomplish this with visits to the studios daily, printed material, and a professionally developed e-mail campaign to the production offices when they first set-up for a newly approved feature film or television show.

As the area of entertainment wardrobe is such a specialized and limited field, management is unaware of any other companies that do exactly what we do in this area. Small local companies do quick embroidery jobs from time to time when production companies are on location and need something immediately, and occasionally a costumer will use a local shop for some patches. Because of our longtime experience, personal relationships, skill, and success in mastering this specialized work, significant competition has not developed. Thus, there is no accurate data currently available to determine our approximate market share.

Corporate Sales

Corporate clients currently account for less than ten percent (10%) of our business. We intend to focus on growing this area of our business over the next two (2) years by the addition of new in-house salespeople. Also, the addition of the new silk screening equipment will give us the capability to accept and produce large orders of promotional t-shirts and related items for corporate programs that we are currently unable to produce. The new salespeople will solicit this business to our existing client base via telephone and Internet as well as to potential new customers through the same means as well as some print advertising via mailing and placement in trade publications. Additional labor will be hired to operate the new equipment as needed with second and third manufacturing shifts added as growth requires. We intend to add two or three in-house clerical persons to service new inquiries and added accounts, as well as ordering finished goods for embellishment and shipping. Current production capacity is adequate to handle the added volume.

Development of the California Driven Product Lines

We have identified and developed an opportunity to export the California life style to the rest of America and to the worldwide markets in general. Started as an idea born in San Clemente, California, home of the premier surfing beaches in the world, we have created a number of California Driven brands of products. Under the California Driven umbrella, several lines are being developed with specific target markets in mind. Currently, no California Driven products are being produced or distributed by us and they do not represent any of our current overall revenue. The California Driven brand lines are being developed in anticipation of expansion of Sew Cal into our own line of products to market and sell.

The first identified brand line is Pipeline Posse(TM). Three trademarks were applied for on September 15, 2005. We have completed initial design of a line of surf wear under the Pipeline Posse(TM) logo and have manufactured a limited amount of goods to begin a sales and marketing campaign. The exclusive rights and ownership of Pipeline Posse(TM) was acquired on August 15, 2005 from Braden Dias. Mr. Dias is a world renown surfer and is under agreement with Sew Cal to represent the Company as a professional athlete in the development of Surf and Sportswear lines.

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

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Financial Statements of the Company have been audited by Shelley International, CPA for the fiscal years ended August 31, 2005, 2004 and 2003. There have been no changes in or disagreements with Shelley International, CPA on accounting and financial disclosure matters at any time.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

Name                      Age              Position                      Term Commenced         Term Expires
Richard L. Songer         58               President/Director             Feb. 24, 2005         Feb. 23, 2006
Judy Songer               53               Chief Financial                Feb. 24, 2005         Feb. 23, 2006
                                           Officer/Secretary
Lori Heskett              50               Chief Operating                Feb. 24, 2005         Feb. 23, 2006
                                           Officer/Executive Vice
                                           President

The foregoing persons, as well as William D. O'Neal, our former Director, President, Secretary and Treasurer, may be deemed "promoters" of Sew Cal, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

The directors and officers are full time employees of Sew Cal.

No executive officer or director of Sew Cal has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of Sew Cal has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding, which is currently pending.

No executive officer or director of Sew Cal is the subject of any pending legal proceedings. Richard L. Songer and Judy Songer are husband and wife.

Richard L. Songer, President, Director, Age 58. Mr. Songer founded Southern California Logo, and has been continuously employed as a Director and our President since 1985 and has not been engaged in any other business or had any other employment for the past five (5) years. Mr. Songer oversees all operations of our company. Mr. Songer is a 1969 graduate of Virginia Tech. Mr. Songer does not currently serve as an officer or director of any other public company. Mr. Songer served as the President of Freedom Surf, Inc., a publicly traded company, from October to December of 2000.

Judy Songer, Chief Financial Officer, Secretary and Treasurer, Age 53. Ms. Songer has been CFO of Southern California Logo and the head of the accounting department since the company was founded. She currently oversees all financial and human resource aspects of the corporation. Previously employed by BDM, Inc., a Washington, D.C. based government contractor and think tank, she held a top secret clearance. An avid outdoors enthusiast, she currently resides in Southern California and actively participates in the lifestyle that drives the company in its current direction. Ms. Songer received an AA Degree in Finance from Northern Virginia Community College in 1973. Ms. Songer does not, and has not, served as an officer or director of any other public company.

Lori Heskett, Chief Operating Officer and Executive Vice President, Age 50. Since January 1, 2004, Ms. Heskett has been our Chief Operating Officer and Vice President overseeing every aspect of sales, product development and operations. Ms. Heskett was President of El Segundo Hat, Inc. from April of 1999 until she joined Sew Cal Logo. During that time she was responsible for all aspects of running a 13,000 sq. ft. manufacturing plant as a division of Kubic Marketing, a leading skateboard and accessories manufacturer. Her division produced headwear, bags, wallets and other related items. Ms. Heskett created yearly budgets and projections and managed the company's 80 employees, increasing sales from $1.9 to $3 million in 24 months, by adding new products and expanding the company's customer base.

Immediately prior to taking on the presidency of El Segundo Hat, Inc., Ms. Heskett was Vice President of Sales/General Manager of Design Curve in Costa Mesa, California where she created a souvenir retail product line, developed production procedures and implemented new systems to streamline work flow to help facilitate rapid growth. She also defined current personnel job descriptions and managed department heads. Prior to joining Design Curve, Ms. Heskett was employed by Sportcap, Inc of Los Angeles, California where, over a period of 18 years, she rose from a customer service representative to Vice President and General Manager of the retail sales division of the company. Her ultimate responsibilities included oversight of several divisions of the company with annual revenues in excess of $8 million. Her experience over these years include being customer service manager, new product development manager, production manager, general manager and finally Vice President/General Manager of Retail Sales. In 1984, Ms. Heskett received an AA Degree from El Camino College in business administration. She has participated in several Management Action Programs and regularly attends professional seminars via company sponsorship. Ms. Heskett does not, and has not, served as an officer or director of any other public company.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Our Articles of Incorporation provide that we must indemnify our directors and officers to the fullest extent permitted under Nevada law against all liabilities incurred by reason of the fact that the person is or was a director or officer or a fiduciary of Sew Cal. The effect of these provisions is potentially to indemnify our directors and officers from all costs and expenses of liability incurred by them in connection with any action, suit or proceeding in which they are involved by reason of their affiliation with us. Pursuant to Nevada law, a corporation may indemnify a director, provided that such indemnity shall not apply on account of:

(a) acts or omissions of the director finally adjudged to be intentional misconduct or a knowing violation of law;

(b) unlawful distributions; or

(c) any transaction with respect to which it was finally adjudged that such director personally received a benefit in money, property, or services to which the director was not legally entitled.

Our Bylaws provide that we will indemnify our officers and directors for costs and expenses incurred in connection with the defense of actions, suits, or proceedings against them on account of their being or having been directors or officers of Sew Cal, absent a finding of negligence or misconduct in office.

Our Bylaws also permit us to maintain insurance on behalf of our officers, directors, employees and agents against any liability asserted against and incurred by that person whether or not we have the power to indemnify such person against liability for any of those acts. We do not maintain such insurance.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities, ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. The Company has been informed that Richard L. Songer, Judy Songer, Lori Heskett and the Kagel Family Trust failed to file Forms 3 and Forms 5 in a timely manner as required by Section 16 of the Securities Exchange Act of 1934 and the Rules promulgated thereunder. The Company is further informed that (a) Forms 3 and Forms 5 will be filed by each of the aforementioned persons on or before December 31, 2005 and (b) such persons have not been required to file any other Forms under Section 16(a) of the Exchange Act during the fiscal year ended August 31, 2005 or prior thereto.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation earned by or paid to the Company's Chief Executive Officer for the last two fiscal years. No officer of the Company earned more than $100,000 to $140,000 in the last two fiscal years.

The following table sets forth certain information concerning the compensation paid by Sew Cal for services rendered in all capacities to Sew Cal from September 1, 2004 through the fiscal year ended August 31, 2005, of all officers and directors of the Company.

----------------------------------------------------------------------------------------------------------------------
Name and principal     Salary      Salary       Bonus    Bonus    Compensation    Compensation     Options   Options
underlying positions   2005        2004         2005     2004         2005            2004          2005       2004
at 8-31-05
----------------------------------------------------------------------------------------------------------------------
Richard  L.            $140,000    $110,000       0        0           0                0             0         0
Songer
President/Director
----------------------------------------------------------------------------------------------------------------------
Judy Songer/CFO        $ 25,385    $  5,770       0        0           0                0             0         0
----------------------------------------------------------------------------------------------------------------------
Lori Heskett/COO       $ 87,500    $ 40,000       0        0           0                0             0         0
----------------------------------------------------------------------------------------------------------------------

EMPLOYMENT AND RELATED AGREEMENTS

We have no employment agreements with any of our officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the shareholdings of those persons who: (i) own more than five percent of our common stock as of August 31, 2005 with the number of outstanding shares at 5,176,168; (ii) are officers or directors of the Company; and (iii) all officers and directors as a group:

(1) Except as otherwise indicated, we believe that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

The following tables set forth, as of August 31, 2005, certain information with respect to the beneficial ownership of our common and preferred stock by (i) each director and officer of Sew Cal, (ii) each person known to Sew Cal to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person's address, and (iii) all of the directors and officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.

Name of Beneficial Owner          Common Shares Beneficially
or Name of Officer or Director              Owned                      Percent
--------------------------------------------------------------------------------
Richard L. Songer                         3,000,000                     59.76%
President/Director
207 W. 138th Street
Los Angeles, California 90061

Judy Songer                                     (1)                       (1)
CFO/Secretary/
Treasurer
207 W. 138th Street
Los Angeles, California 90061

Lori Heskett        (2)                     750,000                     14.94%
COO/Executive V.P.
207 W. 138th Street
Los Angeles, California 90061

Kagel Family Trust    (3)                   750,000                     14.94%
1801 Century Park East
25th Floor
Los Angeles, California 90067
--------------------------------------------------------------------------------
Total Director/Officer/                   4,500,000                     89.64%
5% Owners

Name of Beneficial Owner        Preferred Shares Beneficially
or Name of Officer or Director              Owned                      Percent
--------------------------------------------------------------------------------
Richard L. Songer                           189,800                     80.84%
President/Director
207 W. 138th Street
Los Angeles, California 90061

Judy Songer                                     (1)                       (1)
CFO/Secretary/
Treasurer
207 W. 138th Street
Los Angeles, California 90061

Lori Heskett          (2)                    22,500                      9.58%
COO/Executive V.P.
207 W. 138th Street
Los Angeles, California 90061

Kagel Family Trust    (3)                    22,500                      9.58%
1801 Century Park East
25th Floor
Los Angeles, California 90067
--------------------------------------------------------------------------------
Total Director/Officer/                     234,800                       100%
5% Owners

(1) Richard L. Songer and Judy Songer, husband and wife, beneficially own an aggregate total of 3,000,000 shares of our common stock and 189,800 shares of our Series A Preferred Stock as Joint Tenants with Rights of Survivorship, which they received pursuant to the Articles of Merger in exchange for one hundred percent (100%) of their common stock in SCL.

(2) 750,000 shares of our common stock and 22,500 shares of our Series A Preferred Stock were issued to Lori Heskett pursuant to the Articles of Merger in exchange for one hundred percent (100%) of her common stock in SCL previously issued for services rendered.

(3) David L. Kagel and Ina P. Kagel are the trustees and sole beneficiaries of the Kagel Family Trust. 750,000 shares of our common stock and 22,500 shares of our Series A Preferred Stock were issued to the Kagel Family Trust pursuant to the Articles of Merger in exchange for one hundred percent (100%) of its common stock in SCL previously issued to the Kagel Family Trust in consideration for legal services rendered to SCL prior to the merger by David L. Kagel, an attorney licensed in the State of California.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On June 19, 2002, we issued 19,850,000 shares of our common stock to our then sole officer and director, William D. O'Neal, for services rendered in the formation and organization of our company. The value of such services to our company was $1,985.

On June 19, 2002, we issued 150,000 shares of our common stock to Stephen F. Burg for services rendered in the formation and organization of our company. The value of such services to our company was $150.

On March 1, 2004, for purposes of working capital, Richard L. and Judy Songer extended the terms of a $355,384 subordinated loan originally made to our company on March 1, 2003. We are obligated to pay interest only on the subordinated loan during its term at the rate of 10% per annum (fixed-rate calculated as simple interest). The entire principal amount of the loan is due on March 1, 2005, although we may prepay the loan in whole or in part at any time without premium or penalty. The subordinated loan, which was consented to by United Commercial Bank, is collateralized by our assets, including but not limited to any and all equipment owned by Sew Cal, inventory, and outstanding receivables.

From early in fiscal year 2000 through August, 2005, the Songers have provided us with a revolving line of credit totaling $177,896 at a rate of ten percent (10%) per annum. As cash flow has permitted, we made periodic payments on the outstanding balance over the past two years, and there is no current outstanding balance owing as of the date of this report. We have no written agreement with the Songers with respect to this revolving line of credit and they are not obligated to advance any future funds to us.

From June 30, 2003 through September 30, 2003, William D. O'Neal gifted a total of 220,000 shares of common stock previously issued to him to 44 persons who were either family members, personal friends or business associates with whom Mr. O'Neal had a prior existing relationship. In gifting these shares, Mr. O'Neal was acting as a statutory underwriter and the re-distribution of these shares to the 44 individuals was a primary offering made on behalf of our company. As such, Mr. O'Neal relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"). We believed this exemption is available because these issuances were transactions not involving a public offering. There was no general solicitation or advertising used to offer our shares; each investor has a pre-existing professional and/or personal relationship with Mr. O'Neal. In addition, each investor had the knowledge and experience in financial and business matters to evaluate the merits and risks of this prospective investment and therefore was either accredited or sufficiently sophisticated to undertake such an investment. Further, securities were not offered or sold to more than thirty-five (35) unaccredited investors.

On February 24, 2004, William D. O'Neal returned 19,480,000 shares of our common stock previously issued to him to the treasury for cancellation pursuant to the Articles of Merger.

On February 24, 2004, we issued 3,000,000 shares of our common stock and 189,800 shares of our Series A Convertible Preferred Stock to Richard L. Songer and Judy Songer as Joint Tenants in exchange for 100% of the issued and outstanding common stock of SCL pursuant to the terms of the Articles of Merger.

On February 24, 2004, we issued 750,000 shares of our common stock and 22,500 shares of our Series A Convertible Preferred Stock to Lori Heskett pursuant to the terms of the Articles of Merger.

On February 24, 2004, we issued 750,000 shares of our common stock and 22,500 shares of our Series A Convertible Preferred Stock to the Kagel Family Trust pursuant to the terms of the Articles of Merger.

In July 2004 the building which houses the Company's office and warehouse facilities was purchased from an unrelated third party by a limited liability company owned by Richard L. and July Songer, officers, directors and principal shareholders of the Company. The Company leases the facilities under a lease which terminates in July 2009 at a rental of $12,500 per month plus taxes and utilities. The Company believes that the provisions of its lease are comparable to those obtainable from non-affiliated third parties.

ITEM 13. EXHIBITS

The following Exhibits are filed herewith:

      31.1 Certification of Chief Executive Officer and of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer and of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended June 30, 2005 and 2004.

[Table]

1. Audit Fees. Consists of fees billed for professional services rendered for the audits of Registrant's financial statements for the fiscal years ended August 31, 2005 and 2004, and for review of the financial statements included in Registrant's Quarterly Reports on Form 10-QSB for those fiscal years.

2. Audit-Related Fees. Consists of fees billed for services rendered to Registrant for audit-related services, which generally include fees for audit and review services in connection with a proposed spin-off transaction, separate audits of employee benefit and pension plans, and ad hoc fees for consultation on financial accounting and reporting standards.

3. Tax Fees. Consists of fees billed for services rendered to Registrant for tax services, which generally include fees for corporate tax planning, consultation and compliance.

4. All Other Fees. Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations.

None of the "audit-related," "tax" and "all other" services in 2005, as defined above, were approved by the Audit Committee in reliance on the de minimus exception to the preapproval requirements under federal securities laws and regulations.

Pre-Approval of Services of Principal Accounting Firm

The Audit Committee's written policy is to pre-approve all audit and permissible non-audit services provided by Registrant's principal accounting firm (independent auditor). These services may include audit services, audit-related services, tax services and other permissible non-audit services. Any service incorporated within the independent auditor's engagement letter, which is approved by the Audit Committee, is deemed pre-approved. Any service identified as to type and estimated fee in the independent auditor's written annual service plan, which is approved by the Audit Committee, is deemed pre-approved up to the dollar amount provided in such annual service plan.

During the year, the principal accounting firm may also provide additional accounting research and consultation services required by, and incident to, the audit of Registrant's financial statements and related reporting compliance. These additional audit-related services are pre-approved up to the amount approved in the annual service plan approved by the Audit Committee. The Audit Committee may also pre-approve services on a case-by-case basis during the year.

The Audit Committee's approval of proposed services and fees are noted in the meeting minutes of the Audit Committee and/or by signature of the Audit Committee on the engagement letter. The principal accounting firm of Registrant and management are periodically requested to summarize the principal accounting firm services and fees paid to date, and management is required to report whether the principal accounting firm's services and fees have been pre-approved in accordance with the required pre-approval process of the Audit Committee.

Non-Audit Services

The Audit Committee of the Board of Directors has considered whether the provision of non-audit services by the Registrant's principal accountants is compatible with maintaining auditor independence.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Sew Cal Logo, Inc.


Dated:                                  By:
      ----------------                     -------------------------------------
                                           Richard L. Songer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signatures                                  Titles                                     Date
___________________________        Principal Executive Officer                   December __, 2005
Richard L. Songer

___________________________        Principal Financial and Accounting Officer    December __, 2005
Judy Songer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Audit Committee
Sew Cal Logo, Inc.
Los Angeles, CA

We have audited the accompanying balance sheets of Sew Cal Logo, Inc. as of August 31, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for the three years in the period ended August 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sew Cal Logo, Inc. at August 31, 2005 and 2004, and the results of its operations and its cash flows for the three years in the period ended August 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ SHELLEY INTERNATIONAL CPA

Mesa, Arizona
November 20, 2005

                               SEW CAL LOGO, INC.

                                 BALANCE SHEETS

                                                           8/31/2005        8/31/2004
                                     ASSETS
Current Assets
Cash and cash equivalents                                 $    56,865      $    20,490
Accounts Receivable, net                                      265,468          271,981
Inventory                                                     188,434           97,093
Prepaid Expenses                                                2,297              697
                                                          -----------      -----------

                 Total current assets                         513,064          390,261

Equipment and machinery, net                                  371,488          205,358
Other assets                                                    6,000            6,000
                                                          -----------      -----------

                 Total assets                             $   890,552      $   601,619
                                                          ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                          $    56,722      $    88,064
Note Payable-shareholder                                      355,384          355,384
Other current liabilities                                     413,289          196,581
Current Poriton of Long Term Debt                              45,987           53,335
                                                          -----------      -----------

                 Total current liabilities                    871,382          693,364

Long-term liabilities
Note Payable-related party                                     95,570
SBA Loan                                                      327,884          380,271
Equipment Loans                                                40,602           29,887
                                                          -----------      -----------

                 Total liabilities                          1,335,438        1,103,522
                                                          -----------      -----------

Stockholders' equity (deficit)
Preferred stock: 300,000 shares authorized,
par value $0.001, issued and outstanding 234,800
shares  8/31/05 and 8/31/04 and 8/31/02                           235              235
Common stock:  50,000,000 shares authorized,
$0.001 par value, issued and outstanding,
5,176,168 shares 8/31/05, 5,020,000 shares 8/31/04              5,176            5,020

Paid in Capital                                               187,517           61,290
Stock Subscribed                                               36,000
Retained Earnings(Deficit)                                   (673,814)        (568,448)
                                                          -----------      -----------

           Total stockholders' equity (deficit)              (444,886)        (501,903)
                                                          -----------      -----------

           Total liabilities and stockholders' equity     $   890,552      $   601,619
                                                          ===========      ===========

     All assets are pledged as collateral for the SBA and shareholder loans
                         The accompanying notes are an
                  integral part of these financial statements.

                               SEW CAL LOGO, INC.

                            STATEMENTS OF OPERATIONS

                                                   Year Ended       Year Ended      Year Ended
                                                   8/31/2005        8/31/2004       8/31/2003
                                                   -----------      -----------     -----------
Revenue:
       Sales of Caps, Embroidery and Other         $ 2,322,100      $ 3,269,696     $ 2,328,471
                                                   -----------      -----------     -----------

       Total Revenue                               $ 2,322,100      $ 3,269,696     $ 2,328,471

Cost of Goods Sold                                   1,898,125        2,615,873       1,812,702
                                                   -----------      -----------     -----------

       Gross profit                                    423,975          653,823         515,769
                                                   -----------      -----------     -----------

Expenses:
       General and Administrative                      156,418          285,112         346,749
       Officer and Administrative Compensation         285,208          150,769
       Officer Contributed Services                                                      60,000
       Consulting, Legal and Accounting                                  59,252          15,750
       Depreciation                                      9,792            8,050           3,060
       Rent                                                              15,509          17,653
       Interest Expense                                 77,923           78,899         106,371
       Loss on sale of asset                                                             10,767
                                                   -----------      -----------     -----------

       Total expenses                                  529,341          597,591         560,350
                                                   -----------      -----------     -----------

       Income (loss) before income taxes              (105,366)          56,232         (44,581)
                                                   -----------      -----------     -----------

Provision for income taxes                                  --            5,414             800
                                                   -----------      -----------     -----------

       Net income (loss)                           $  (105,366)     $    50,818     $   (45,381)
                                                   ===========      ===========     ===========

Basic and Diluted Earnings (Loss) per Share              (0.02)     $      0.01     $     (0.02)
                                                   -----------      -----------     -----------
Weighted Average Number of Common Shares             5,128,793        4,043,115       3,000,000
                                                   -----------      -----------     -----------

   The accompanying notes are an integral part of these financial statements.

                               SEW CAL LOGO, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Preferred Stock           Common Stock         Paid in       Stock     Retained      Total
                                 Outstanding              Outstanding               Capital    Subscribed   Earnings   Stockholders'
                                    Shares      Amount      Shares       Amount                             (Deficit)     Equity
                                 -----------  ----------  -----------  ----------  ----------  ----------  ----------  ------------
Balance, August 31, 2002             189,800         190    3,000,000       3,000       1,810                (573,885)     (568,885)

Contributed Officer Services                                                           60,000                                60,000

Net (Loss) for the year                                                                                       (45,381)      (45,381)
                                 -----------  ----------  -----------  ----------  ----------  ----------  ----------  ------------

Balance, August 31, 2003             189,800         190    3,000,000       3,000      61,810                (619,266)     (554,266)

Recapitalization 2/24/04
Shares issued at par value                                    520,000         520        (520)

Shares issued for services at par     45,000          45    1,500,000       1,500                                             1,545

Net Income for the year                                                                                        50,818        50,818
                                 -----------  ----------  -----------  ----------  ----------  ----------  ----------  ------------

Balance, August 31, 2004             234,800         235    5,020,000       5,020      61,290                (568,448)     (501,903)

Equipment Purchase                                             33,334          33     114,067                               114,100

Shares issued for Services
at $0.10 per share                                            122,834         123      12,160                                12,283

Stock Subscribed                                                                                   36,000                    36,000

Net Income(Loss) for year                                                                                    (105,366)     (105,366)
                                 -----------  ----------  -----------  ----------  ----------  ----------  ----------  ------------

Balance, August 31, 2005             234,800  $      235    5,176,168  $    5,176  $  187,517  $   36,000  $ (673,814) $   (444,886)
                                 ===========  ==========  ===========  ==========  ==========  ==========  ==========  ============

All above shares have been retroactively adjusted for the recapitalization of 100 shares of common stock on February 26, 2004

   The accompanying notes are an integral part of these financial statements.

                               SEW CAL LOGO, INC.
                            STATEMENTS OF CASH FLOWS

                                                                Year Ended       Year Ended       Year Ended
                                                                 8/31/2005        8/31/2004        8/31/2003
                                                                -----------      -----------      -----------
Operating Activities:
Net income (loss)                                               $  (105,366)     $    50,818      $   (45,381)
        Depreciation                                                 56,847           78,330           45,679
        Stock issued for services                                                      1,545
        Contributed Services                                                                           60,000
Adjustments to reconcile net income (loss)
        Increase in prepaid Expenses                                 (1,600)             788
        (Increase) decrease in inventory                            (91,341)          31,521           54,346
        (Increase) decrease in accounts receivable                    6,513          (71,108)        (124,601)
        (Increase) decrease in prepaid franchise tax                                                     (800)
        Increase (decrease) in accounts payable                     (31,342)         (98,750)         237,581
        Increase (decrease) in other current liabilities            216,708           32,777           51,754
                                                                -----------      -----------      -----------

        Net cash provided by (used in) operating activities          50,419           25,921          278,578
                                                                -----------      -----------      -----------

Investing Activities:
Purchases/disposals of equipment                                   (108,877)         (13,500)         (27,557)
                                                                -----------      -----------      -----------

        Cash (used) in investing activities                        (108,877)         (13,500)         (27,557)
                                                                -----------      -----------      -----------

Financing Activities:
Notes Payable                                                        42,235
Stock Subscription                                                   36,000
Stock Sales                                                          12,283
Decrease in shareholder loan                                       (177,896)
Decrease of SBA Loan                                                 (6,400)         (28,494)         (38,213)
Repayment of equipment loan                                          (8,151)
Increase in equipment loan                                           18,866           (8,151)           5,466
                                                                -----------      -----------      -----------

        Net cash provided by (used in) financing activities          94,833          (36,645)        (210,643)
                                                                -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents                 36,375          (24,224)          40,378

Cash and cash equivalents at beginning of the year                   20,490           44,714            4,336
                                                                -----------      -----------      -----------

Cash and cash equivalents at end of the year                    $    56,865      $    20,490      $    44,714
                                                                ===========      ===========      ===========

Supplemental Information
Interest                                                             77,923           78,899          106,371
Taxes                                                                    --            5,414              800

Non Cash Transactions (see equity note for more details)

Merger, Calvert for 520,000 shares of common stock                               $        --
                                                                                 -----------

Recapitalization of equity, from 100 shares of common
        stock to 3,000,000 shares of common stock
        and 189,800 shares of preferred stock                                    $        --
                                                                                 -----------

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

Use of Estimates

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

The Company's trade accounts receivable and allowance for doubtful accounts are shown below.

                                                     8/31/05      8/31/04

      Gross Trade Accounts Receivable                268,149      274,878
      Allowance for Doubtful Accounts                 (2,681)      (2,897)
                                                  ----------   ----------
      Accounts Receivable, net                       265,468      271,981
                                                  ----------   ----------

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

                               SEW CAL LOGO, INC.
                          NOTES TO FINANCIAL STATEMENTS

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of raw material, work-in-process and finished goods. Normally the Company ships out to the customer the finished goods as soon as they are produced and therefore usually does not maintain a finished goods inventory. Overhead items are applied on a standard cost basis to work in process and finished goods.
                                           8/31/05         8/31/04

         Raw Materials and WIP             $189,807        $ 94,143
         Finished Goods                           0           2,950
                                           --------        --------
         Total Inventory                   $188,435        $ 97,093
                                           --------        --------

Equipment and Machinery

Equipment and machinery are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives ranging from five to seven years. Depreciation and amortization expense for the fiscal years August 31, 2005, 2004 and 2003 amounted to $56,847, $78,330 and $45,679 respectively.
Gains from losses on sales and disposals are included in the statements of operations. Maintenance and repairs are charged to expense as incurred. As of August 31, 2005 and 2004 equipment and machinery consisted of the following:

                                           8/31/05         8/31/04

         Equipment and Machinery           $983,143        $760,160
         Less: Accumulated depreciation     591,231         554,808
                                           --------        --------

                                           $373,046        $205,358
                                           --------        --------

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

NOTE 2. Accounts Payable and Other Current Liabilities

As of the period ends shown, accounts payable and accrued liabilities consisted of the following:

                                             8/31/05      8/31/04

Trade accounts payable                       $ 56,722     $ 88,064
                                             --------     --------

Sales tax payable                               8,520        1,050
Other                                           5,414
Payroll Liabilities                            52,046      100,459
Credit Card Debt                               55,223        4,791
Revolving bank line of credit (Prime +
3.8 %, interest only)                          52,000
Revolving bank line of credit (prime +
3.8750 % Interest only, reviewed yearly)      245,500       85,000
                                             --------     --------

                                             $413,289     $196,581
                                             --------     --------

NOTE 3.  Note Payable- Related Party

On March 1, 2003, for purposes of working capital, the sole shareholder and spouse made a $355,384 subordinated loan to the Company. The Company is obligated to pay monthly interest only on the subordinated loan during its term at the rate of 10% per annum (fixed-rate calculated as simple interest). The entire principal amount of the loan was originally due on March 1, 2004, and has continued from that time on a month to month basis. The subordinated loan, which was consented to by United Commercial Bank and subsequent banks, is collateralized by the assets of the Company, including but not limited to any and all equipment owned by the Company, inventory, and outstanding receivables.

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

                               SEW CAL LOGO, INC.
                          NOTES TO FINANCIAL STATEMENTS

On August 11, 2004 the Company refinanced this SBA loan with Pacific Liberty Bank. As of August 31, 2005 the balance was $373,871, long term portion $327,884 and the short term portion $45,987. As of August 31, 2004 the balance was $433,606., long term portion is$380,271 and the current portion is $53,335. This loan matures and is due in 72 months. Monthly payments are made the 15th of each month with interest at prime plus 2.5. Currently the interest rate is 9.5%. This loan is collateralized by the assets of the corporation and is in first place before the shareholder loan.

On April 16, 2003 the Company entered an installment sale contract with GMAC for the purchase of a vehicle. The total amount financed at signing was $40,754 which represents the total sale price. The agreement requires 60 monthly payments of approximately $679 beginning on May 16, 2003 and ending on April 16, 2008. The outstanding balance at May 31, 2005 (why 8-31-05?) was $23,773. The outstanding balance at August 31, 2004 was $29,887. This agreemet was obtained by GMAC under special financing and carries no interest.

During the quarter ended August 31, 2005 the Company purchased equipment with a loan of $18,866.

Lease Commitments

The Company leases warehouse and office facilities under an operating lease requiring the Company to pay property taxes and utilities. In July 2004 the building housing the facilities was purchased by a related party (a limited liability company controlled by the officers) and the lease was re-written for 5 years. Lease expense is currently $12,500 per month.

The lease obligation is shown below for the next five years.

                              Year 1     Year 2     Year 3     Year 4     Year 5

Office /warehouse lease     $150,000   $150,000   $150,000   $150,000   $150,000

NOTE 5.  Stockholders' Equity

The Company (post merger) is authorized to issue fifty million (50,000,000) shares of common stock at par value of $0.001 and three hundred thousand (300,000) shares of series A preferred stock at par value of $0.001. The preferred stock is convertible to common stock at one share of preferred for every 100 shares of common. The preferred shares are only able to be converted when the Company reaches $10,000,000 in sales for any fiscal year. As of August 31, 2004 there were 234,800 shares of preferred stock outstanding. The value was placed at par. The conversion to common stock would be 23,480,000 shares. Based upon the actual growth for the last two years, the $10,000,000 in sales will not be reached within five years. Therefore, these shares are not considered in calculating the loss per share.

At the time of the merger 45,000 shares of preferred stock and 1,500,000 shares of common stock were issued at par value for services rendered in connection with the merger for a total value of $1,545.

In May 2005 the Company purchased for a $100,000 note payable and 33,334 shares of restricted common stock (valued at $12,283) various pieces of sewing equipment.

                               SEW CAL LOGO, INC.
                          NOTES TO FINANCIAL STATEMENTS

As of May 31, 2005 the Company had received from investors $36,000 in investment funds for which restricted common shares will be issued. The exact number of shares has not yet been determined.

NOTE 6.  Interest Expense

Interest expense for the years ended May 31, 2005, 2004 and 2003 was $77,923, $78,899 and $106,371, respectively.

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

            Year (8/31)                    Amount          Expires

            1996                         $  2,104             2011
            1997                            9,265             2012
            1998                           26,317             2013
            1999                           21,074             2019
            2000                           50,619             2020
            2001                           21,675             2020
            2002                          319,424             2022
            2003                           86,861             2023
            2005                          102,685             2025
                                         --------
            Total                        $640,024
                                         --------

Were the NOL tax asset to be recorded at August 31, 2005 it would be a long term asset of $96,004. Continued profitability by the Company will be a major factor in the valuation account being removed and the recording of this asset.

                               SEW CAL LOGO, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8.  Merger with Calvert

On February 24, 2004 the Company merged with Calvert Corporation, an inactive Nevada Corporation. This was a recapitalization accounted for as a stock exchange reverse acquisition with Calvert being the surviving legal entity and Southern California Logo becoming the surviving historical entity. Before the merger Southern California Logo had 100 shares of common stock issued and outstanding which were owned by a single shareholder. As part of the merger Calvert issued to this shareholder and his wife 189,800 shares of series A preferred stock and 3,000,000 shares of common stock in exchange for all the shares (100) of Southern California. These share totals have been retroactively applied to previous years.

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