Form 10QSB
period 2005-11-30
SEW CAL LOGO INC
filed 2006-01-17
CIK 1281984

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended November 30, 2005

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

      For the transition period from September 1, 2005 to November 30 2005.

                       Commission File Number: 333-113223

                               SEW CAL LOGO, INC.
                               ------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                     NEVADA                               46-0495298
                     ------                               ----------
        (State or Other Jurisdiction of                  (IRS Employer
         Incorporation or Organization)             Identification Number)

                               207 W. 138th STREET
                          LOS ANGELES, CALIFORNIA 90061
                     Address of Principal Executive Offices

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

                            [X] Yes         [ ] No

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 30, 2005, there were 5,176,168 shares of the registrant's Common Stock outstanding.

                               SEW CAL LOGO, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                                                          Page No.
PART I - FINANCIAL INFORMATION                                                                                 3

     Item 1. FINANCIAL STATEMENTS                                                                              3

     Report of Independent Registered Public Accounting  Firm                                                  3

     Balance Sheets November 30, 2005 and August 31, 2005.                                                     4

     Statements of Operations 3 months ended November 30, 2005 and 3 months ended November 30, 2004            6

     Statement of Stockholders' equity for the period from August 31, 2002 to November 30, 2005                7

     Statement of Cash Flows for 3 months ended November 30, 2005 and 3 months ended November 30, 2004         8

     Notes to Financial Statements                                                                             9


    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                         15

    Item 3  CONTROLS AND PROCEDURES                                                                           18


PART II - OTHER INFORMATION.

     Item 1. LEGAL PROCEEDINGS                                                                                19

     Item 2. CHANGES IN SECURITIES                                                                            19

     Item 3. DEFAULTS UPON SENIOR SECURITIES                                                                  19

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                              19

     Item 5. OTHER INFORMATION                                                                                19

     Item 6. EXHIBITS.                                                                                        19

SIGNATURES                                                                                                    19

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


Report of Independent Registered Public Accounting Firm
-------------------------------------------------------

To the Board of Directors and Stockholders
Sew Cal Logo Inc

We have reviewed the accompanying interim balance sheets of Sew Cal Logo Inc as of November 30, 2005, and August 31, 2005 and the associated statements of operations, stockholders' equity and cash flows for the three months ended November 30, 2005. These interim financial statements are the responsibility of the Company's management.

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

Shelley International, CPA
Mesa, Arizona, U.S.A.
January 12, 2006

                               SEW CAL LOGO, INC.

                                 BALANCE SHEETS

                                                     11/30/2005       8/31/2005
                                                     (unaudited)
                                     ASSETS

Current Assets:
Cash and cash equivalents                            $     2,033     $    56,865
Accounts Receivable, net                                 363,452         265,468
Inventory                                                174,144         188,434
Prepaid Expenses                                           1,600           2,297
                                                     -----------     -----------

           Total current assets                          541,229         513,064
                                                                     -----------

Equipment and machinery, net                             351,130         371,488
Other assets                                               6,000           6,000
                                                     -----------     -----------

           Total assets                              $   898,359     $   890,552
                                                     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            11/30/2005        8/31/2005
Current liabilities:
Accounts payable                                            $    72,811      $    56,722
Note Payable-shareholder                                        355,384          355,384
Other current liabilities                                       529,136          413,289
Current Poriton of Long Term Debt                                71,817           45,987
                                                            -----------      -----------

             Total current liabilities                        1,029,148          871,382

Long-term liabilities
Note Payable-related party                                       91,085           95,570
SBA Loan                                                        287,268          327,884
Equipment Loans                                                  37,299           40,602
                                                            -----------      -----------

             Total liabilities                                1,444,800        1,335,438
                                                            -----------      -----------

Stockholders' equity (deficit)
Preferred stock: 300,000 shares authorized,
par value $0.001, issued and outstanding 234,800
shares  11/30/05 and 8/31/04
                                                                    235              235

Common stock: 50,000,000 shares authorized,                          --

$0.001 par value, issued and outstanding,                            --
5,176,168 shares 11/30/05; 5,020,000 shares 8/31/04               5,176            5,176
Paid in Capital                                                 187,517          187,517
Stock Subscribed                                                 36,000           36,000
Retained Earnings(Deficit)                                     (775,369)        (673,814)
                                                            -----------      -----------

             Total stockholders' equity (deficit)              (546,441)        (444,886)
                                                            -----------      -----------

             Total liabilities and stockholders' equity     $   898,359      $   890,552
                                                            ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                               SEW CAL LOGO, INC.

                            STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                    ----------------------------
                                                    11/30/2005       11/30/2004
                                                    (unaduited)      (unaudited)
                                                    -----------      -----------

Revenue:
      Sales of Caps, Embroidery and Other           $   654,657      $   521,591
                                                    -----------      -----------

      Total Revenue                                 $   654,657      $   521,591

Cost of Goods Sold                                      580,445          373,447
                                                    -----------      -----------

      Gross profit                                       74,212          148,144
                                                    -----------      -----------

Expenses:
      General and Administrative                         48,357           17,936
      Officer and Administrative Compensation            55,985           60,622

      Consulting, Legal and Accounting                   12,713            7,500
      Depreciation                                       20,357            2,380
      Rent                                               15,000           13,500
      Interest Expense                                   23,355           12,843
                                                    -----------      -----------

      Total expenses                                    175,767          114,781
                                                    -----------      -----------

      Income (loss) before income taxes                (101,555)          33,363
                                                    -----------      -----------

Provision for income taxes                                   --            5,718
                                                    -----------      -----------

      Net income (loss)                             $  (101,555)     $    27,645
                                                    ===========      ===========

Basic and Diluted Earnings (Loss) per Share         ($     0.02)     $      0.01
                                                    -----------      -----------
Weighted Average Number of Common Shares              5,176,000        5,020,000
                                                    -----------      -----------

   The accompanying notes are an integral part of these financial statements.

                               SEW CAL LOGO, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                        Preferred Stock         Common Stock
                                       -------------------  --------------------
                                                                                                             Retained      Total
                                      Outstanding          Outstanding              Paid in      Stock       Earnings  Stockholders'
                                         Shares    Amount     Shares     Amount     Capital    Subscribed    (Deficit)    Equity
                                       ----------  -------  ----------  --------  ----------   ----------  -----------   ----------
Balance, August 31, 2002                  189,800      190   3,000,000     3,000       1,810                  (573,885)    (568,885)

Contributed Officer Services                                                          60,000                                 60,000

Net (Loss) for the year                                                                                        (45,381)     (45,381)
                                       ----------  -------  ----------  --------  ----------               -----------   ----------
Balance, August 31, 2003                  189,800      190   3,000,000     3,000      61,810                  (619,266)    (554,266)

Recapitalization 2/24/04

Shares issued at par value                                     520,000       520        (520)

Shares issued for services at par          45,000       45   1,500,000     1,500                                              1,545

Net Income for the year                                                                                         50,818       50,818
                                       ----------  -------  ----------  --------  ----------               -----------   ----------
Balance, August 31, 2004                  234,800      235   5,020,000     5,020      61,290                  (568,448)    (501,903)

Equipment purchase                                              33,334        33     114,067                                114,100

Restricted Shares issued for
  services                                                     122,834       123      12,160                                 12,283
           $0.10 per share
Stock Subscribed                                                                                   36,000                    36,000

Net Income (Loss) for year                                                                                    (105,366)    (105,366)
                                       ----------  -------  ----------  --------  ----------   ----------  -----------   ----------
Balance, August 31, 2005                  234,800      235   5,176,168     5,176     187,517       36,000     (673,814)    (444,886)
                                       ==========  =======  ==========  ========  ==========   ==========  ===========   ==========
Net Income (Loss) for quarter                                                                                 (101,555)    (101,555)
                                       ----------  -------  ----------  --------  ----------   ----------  -----------   ----------

Balance, November 30, 2005                234,800  $   235  $5,176,168  $  5,176  $  187,517   $   36,000  $  (775,369)  $ (546,441)
                                       ==========  =======  ==========  ========  ==========   ==========  ===========   ==========

All above shares have been retroactively adjusted for the recapitalization of 100 shares of common stock on February 26, 2004

   The accompanying notes are an integral part of these financial statements.

                               SEW CAL LOGO, INC.

                            STATEMENTS OF CASH FLOWS

                                                                 Three Months Ended
                                                            ------------------------------
                                                             11/30/2005        11/30/2004
                                                            (unaudited)       (unaudited)
                                                            ------------      ------------
Operating Activities:
Net income (loss)                                           $   (101,555)     $     27,645
    Depreciation                                                  20,358            12,479
    Stock issued for services

Adjustments to reconcile net income (loss)
    (Increase) decrease in prepaid Expenses                          697                --
    (Increase) decrease in inventory                              14,290           (47,903)
    (Increase) decrease in accounts receivable                   (97,984)           96,417
    (Increase) decrease in prepaid franchise tax
    Increase (decrease) in accounts payable                       16,089            61,855
    Increase (decrease) in other current liabilities             141,677          (113,729)
                                                            ------------      ------------

    Net cash provided by (used in) operating activities           (6,428)           36,764
                                                            ------------      ------------

Investing Activities:
Purchases/disposals of equipment                                      --            (5,408)
                                                            ------------      ------------

    Cash (used) in investing activities                               --            (5,408)
                                                            ------------      ------------

Financing Activities:
Decrease in shareholder loan                                      (4,485)
Decrease of SBA Loan                                             (40,616)          (15,804)
Repayment of equipment loan                                       (3,303)           (2,038)
Increase in equipment loan                                            --
                                                            ------------      ------------

    Net cash provided by (used in) financing activities          (48,404)          (17,842)
                                                            ------------      ------------

Net increase (decrease) in cash and cash equivalents             (54,832)           13,514

Cash and cash equivalents at beginning of the year                56,865            20,490
                                                            ------------      ------------

Cash and cash equivalents at end of the year                $      2,033      $     34,004
                                                            ============      ============

Supplemental Information
Interest                                                          23,355            12,843
Taxes                                                                 --                --

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

Accounts Receivable

The Company's trade accounts receivable and allowance for doubtful accounts are shown below.

                                          11/30/05        8/31/05

      Gross Trade Accounts Receivable     $ 365,857      $ 268,149
      Allowance for Doubtful Accounts        (2,404)        (2,681)
                                          ---------      ---------
      Accounts Receivable, net            $ 363,453      $ 265,468
                                          ---------      ---------

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

                                       11/30/05        8/31/05

      Raw Materials and WIP            $174,144       $188,434
      Finished Goods                          0              0
                                       --------       --------
      Total Inventory                  $174,144       $188,434
                                       --------       --------

Equipment and Machinery

Equipment and machinery are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives ranging from five to seven years. Depreciation and amortization expense for the fiscal years August 31, 2005, and 2004 amounted to $56,847, and $78,330 respectively. Gains from losses on sales and disposals are included in the statements of operations. Maintenance and repairs are charged to expense as incurred. As of November 30, 2005 and August 31, 2005 equipment and machinery consisted of the following:

                                          11/30/05        8/31/05

      Equipment and Machinery             $968,644       $968,644
      Less: Accumulated depreciation       617,514        597,156
                                          --------       --------

                                          $351,130       $371,488
                                          --------       --------

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

NOTE 2. Accounts Payable and Other Current Liabilities

As of the period ends shown, accounts payable and accrued liabilities consisted of the following:

                                             11/30/05      8/31/05

Trade accounts payable                       $ 72,811     $ 56,722
                                             --------     --------

Sales tax payable                               7,275        8,520
Short Term Loan - Related Party                99,767
Payroll Liabilities                            50,172       52,046
Credit Card Debt                               27,376       55,223
Revolving bank line of credit (Prime +
3.8 %, interest only)                          98,046       52,000
Revolving bank line of credit (prime +
3.8750 % Interest only, reviewed yearly)      246,500      245,500
                                             --------     --------

                                             $529,136     $413,289
                                             --------     --------

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

NOTE 4. Commitments and Contingencies, continued

On August 11, 2004 the Company refinanced this SBA loan with Pacific Liberty Bank. As of November 30, 2005 the balance was $359,085 with the long-term portion of $287,268 and short term portion $71,817. As of August 31, 2005 the balance was $373,871, long term portion $327,884 and the short term portion $45,987. This loan matures and is due in 69 months. Monthly payments are made the 15th of each month with interest at prime plus 2.5. Currently the interest rate is 9.5%. This loan is collateralized by the assets of the corporation and is in first place before the shareholder loan.

On April 16, 2003 the Company entered an installment sale contract with GMAC for the purchase of a vehicle. The total amount financed at signing was $40,754 that represents the total sale price. The agreement requires 60 monthly payments of approximately $679 beginning on May 16, 2003 and ending on April 16, 2008. The outstanding balance at November 30, 2005 was $19,698. This vehicle note was obtained by GMAC under special financing and carries no interest.

                               SEW CAL LOGO, INC.
                          NOTES TO FINANCIAL STATEMENTS

Lease Commitments

The Company leases warehouse and office facilities under an operating lease requiring the Company to pay property taxes and utilities. In July 2004 this building was purchased by a related party (a corporation controlled by the officers) and the lease was re-written for 5 years. Lease expense is currently $12,500 per month.

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

As of 31 May 2005 the Company had received from investors $36,000 in investment funds for which restricted common shares will be issued. The exact number of shares has not yet been determined.

NOTE 6.  Interest Expense

Interest expense for the years ended August 31, 2005, 2004 and 2003 was $77,923, $78,899 and $106,371, respectively.

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

                               SEW CAL LOGO, INC.
                          NOTES TO FINANCIAL STATEMENTS

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable.

At August 31, 2005, federal income tax net operating loss carry forwards ("NOL's") which were available to the Company were the following with the year in which they expire.

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
                                                 --------

Were the NOL tax asset to be recorded at 8/31/05 it would be a long-term asset of $96,004. Continued profitability by the Company will be a major factor in the valuation account being removed and the recording of this asset.

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

                               SEW CAL LOGO, INC.
                          NOTES TO FINANCIAL STATEMENTS

Statement  No.  150   Accounting   for  Certain   Financial   Instruments   with
Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period  charges...." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152 Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for
(a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153 Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154 - Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

 The adoption of these new Statements is not expected to have a material effect on the Company's current financial position,
                     results or operations, or cash flows.

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

                              Results of Operations

Total revenue was $654,657 for the quarter ended November 30, 2005 as compared to $521,591 for the quarter ended November 30, 2004, a net increase of $133,066. The net increase is primarily due to the addition of new customers. Officer and Administrative Compensation was $55,985 for the quarter ended November 30, 2005 as compared to $60,622 for the quarter ended November 30, 2004, a net decrease of $4,664. The net decrease is due to the elimination of one administrative staff person. Total Assets were $898,359 at November 30, 2005 as compared to $890,552 at November 30, 2004, a net increase of $7,807. The net increase was primarily due to the addition of equipment used in our continuing operation along with increased receivables offsetting a slight reduction of cash and inventory on hand.

                                Plan of Operation

Expansion and growth of present operations continues as our primary objective during the next two quarters of the coming year. In addition, the Company has acquired rights to PIPELINE POSSE(TM), a recognized brand in the world of surf and sports wear. We intend to begin manufacturing, selling and distributing our own line of surf wear under this new logo and to promote this line of goods in appropriate trade journals.

Private Labeling

Domestic headwear suppliers have been drastically reduced as a result of increased lower pieced imports. Suppliers remaining in this business each have their own niche in the market place. Few remain in California and our customer base is increasing somewhat with this reduced competition. There are U.S. suppliers located in the Midwest and on the East Coast. They seldom manufacture for our market and deal mainly in the golf, major league baseball and ad specialty-type businesses.

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

ITEM 3.  CONTROLS AND PROCEDURES

As the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclose controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company's operations.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit #              Description
---------              -----------

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

                                        SEW CAL LOGO, INC.

Date:  January 13, 2006                 By: /s/ Richard Songer
                                            ------------------------------------
                                            Richard Songer
                                            President, Director and Chief
                                            Executive Officer


                                        By: /s/ Judy Songer
                                            ------------------------------------
                                            Judy Songer
                                            Director and Chief
                                            Financial Officer