Form 10KSB/A
period 2005-08-31
SEW CAL LOGO INC
filed 2006-04-11
CIK 1281984

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-KSB

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes { } No {X }

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

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

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


--------------------------------------------------------------------------------------------------------------------
Name and principal     Salary      Salary       Bonus    Bonus    Compensation    Compensation     Options   Options
underlying positions   2005        2004         2005     2004         2005            2004          2005       2004
at 8-31-05
--------------------------------------------------------------------------------------------------------------------
Richard  L.            $140,000    $110,000       0        0           0                0             0         0
Songer
President/Director
--------------------------------------------------------------------------------------------------------------------
Judy Songer/CFO        $ 25,385    $  5,770       0        0           0                0             0         0
--------------------------------------------------------------------------------------------------------------------
Lori Heskett/COO       $ 87,500    $ 40,000       0        0           0                0             0         0
--------------------------------------------------------------------------------------------------------------------



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



Dated: 4/11/2006                        By: /s/ Richard L. Songer
      ----------------                     -------------------------------------
                                           Richard L. Songer, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



Signatures                           Titles                            Date

/s/ Richard L. Songer    Principal Executive Officer              April 11, 2006
---------------------
Richard L. Songer

/s/ Judy Songer          Principal Financial and Accounting       April 11, 2006
---------------------    Officer
Judy Songer

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