Form 10QSB
period 2006-02-28
SEW CAL LOGO INC
filed 2006-04-21
CIK 1281984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended February 28, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ____________

                             Commission File Number:

               (Exact name of Registrant as specified in charter)


                 Nevada                                46-0495298
      State or other jurisdiction of            (I.R.S. Employer I.D. No.)
      incorporation or organization)

               207 W. 138th Street, Los Angeles, California 90061
               (Address of principal executive offices) (Zip Code)


         Issuer's telephone number, including area code: (310) 352-3300

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 28, 2006, there were 5,937,368 shares of the registrant's Common Stock outstanding and 234,800 shares of Series A Preferred Stock outstanding.

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

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SEW CAL LOGO, INC.
207 W. 138TH ST
LAS ANGELES, CA 90061-1003

We have reviewed the accompanying balance sheet of Sew Cal Logo Inc. as of February 28, 2006, and the related statements of income, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Sew Cal Logo Inc. A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has had a net loss since inception this raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.
Moore & Associates, Chartered
Las Vegas, Nevada
April 17, 2006

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 FAX:
(702)253-7501

SEW CAL LOGO, INC.
BALANCE SHEETS

(unaudited)                                                      2/28/2006   8/31/2005
ASSETS
Current Assets
Cash and cash equivalents                                         80,823$     56,865$
Accounts Receivable, net                                          242,900     265,468
Inventory                                                         150,363     188,434
Prepaid Expenses                                                  20,671      2,297
                                                                  ---------------------
Total current assets                                              494,757     513,064
Equipment and machinery, net                                      330,773     371,488
Other assets                                                      56,000      6,000
Total assets                                                      881,530$    890,552$
                                                                  =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                                  28,450$     56,722$
Note Payable-shareholder                                          347,884     355,384
Other current liabilities                                         100,318     413,289
Current Poriton of Long Term Debt                                 45,987      45,987
                                                                  ---------------------
Total current liabilities                                         522,639     871,382
Long-term liabilities
Note Payable-related party                                        86,553      95,570
SBA Loan                                                          298,210     327,884
Convertible Debentures                                                  700,000
Discount on Convertible Debentures                                      (315,000)
Equipment Loans                                                   17,660      40,602
Total liabilities                                                 1,310,062   1,335,438
Stockholders' Equity (Deficit) Preferred stock, authorized
300,000 shares, Par value $0.001, issued and outstanding at
2/28/06 and 8/31/05 is 234,800 shares
respectively.                                                     235         235
Common stock, authorized 50,000,000 shares,
$0.001 par value, issued and outstanding at
2/28/06 and 8/31/05 is 5,176,168 shares respectively.             5,226       5,176
Paid in Capital                                                   509,967     187,517
Stock Subscribed                                                  36,000      36,000
Retained Earnings(Deficit)                                        (979,960)   (673,814)
Total stockholders' equity (deficit)                              (428,532)   (444,886)
Total liabilities and stockholders' equity                        881,530$    890,552$
                                                                  =====================

All assets are pledged as collateral for the SBA and shareholder loans The accompanying notes are an integral part of these financial statements.

SEW CAL LOGO, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                  Six Months Ended       Three Months Ended
----------------------------------------------------------------------------------------------
                                               2/28/2006   2/28/2005    2/28/2006   2/28/2005

----------------------------------------------------------------------------------------------
Revenue:
Sales of Caps, Embroidery and Other            1,136,555$  1,076,652$   481,898$    555,061$
Total Revenue                                  1,136,555   1,076,652    481,898     555,061
Cost of Goods Sold                             1,077,064   827,157      496,619     453,710
                                               -----------------------------------------------
Gross profit                                   59,491      249,495      (14,721)    101,351
Expenses:
General and Administrative                     104,465     30,507       56,108      12,571
Officer and Administrative Compensation        78,485      144,502      22,500      83,880
Consulting, Legal and Accounting               57,213      7,747        44,500      247
Depreciation                                   23,954      4,759        3,597       2,379
Rent                                           24,000      21,000       9,000       7,500
Interest Expense                               77,520      32,395       29,165      19,552
Total expenses                                 365,637     240,910      164,870     126,129
Income (loss) before income taxes              (306,146)   8,585        (179,591)   (24,778)
Provision for income taxes                     -           5,718        -           -
Net income (loss)                              (306,146)$  2,867$       (179,591)$  (24,778)$
                                               ===============================================
Basic and Diluted Earnings (Loss) per Share    (0.06)$     0.00$        (0.03)$     (0.00)$
                                               -----------------------------------------------
Weighted Average Number of Common Shares       5,176,000   5,020,000    5,176,000   5,020,000
                                               -----------------------------------------------

The accompanying notes are an integral part of these financial statements.

SEW CAL LOGO, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

Stock                                 Retained                           Total
Preferred Stock                       Common Stock            Paid in    Stock       Earnings   Stockholders'
-------------------------------------------------------------
Shares                 Amount         Shares  Amount     Capital  Subscribed   (Deficit)  Equity
-------------------------------------------------------------------------------------------------------------
BALANCE, AUGUST 31,    189,800  190$  3,000,000     3,000$  1,810$       -$       (573,885)$ (568,885)$
2002
Contributed Officer Services          60,000                             60,000
Net (Loss) for the year               (45,381)                           (45,381)
BALANCE, AUGUST 31,                                      3,000    61,810       (619,266)  (554,266)
2003                   189,800        190     3,000,000
Recapitalization 2/24/04
Shares issued at par value            520,000            520                   (520)
Shares issued for
services at par           45,000      45                 1,500,000       1,500          1,545
Net Income for the year               50,818                             50,818
BALANCE, AUGUST 31,
2004                   234,800        235     5,020,000  5,020    61,290       (568,448)  (501,903)
Equipment Purchase           33,334              33           114,067                114,100
Shares issued for Services   122,834             123          12,160                 12,283
at $0.10 per share
36,000                                                   36,000
Stock Subscribed
Net Income(Loss) for year             (105,366)                          (105,366)
BALANCE, AUGUST 31,    234,800  235   5,176,168     5,176   187,517      36,000   (673,814)  (444,886)
2005
Discount on Convertible Debentures    315,000                            315,000
Shares issued for Services
at $0.15 per share           50,000              50           7,450                  7,500
Net Income (Loss) for quarter         (306,146)                          (306,146)
BALANCE, FEBRUARY               235$  5,226,168$    5,226$  509,967$     36,000$  (979,960)$ (428,532)$
28, 2006               234,800
All above shares have been retroactively adjusted for the recapitalization of
100 shares of common stock on February 26, 2004

SEW CAL LOGO, INC. STATEMENTS OF CASH FLOWS (Unaudited)

                                                                          Six Months Ended
-------------------------------------------------------------------------------------------------------------
                                                                               2/28/2006     2/28/2005
-------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income (loss)                                                              (306,146)$    2,867$
Depreciation                                                                   23,954        4,759
Stock issued for services                                                      7,500         -
Adjustments to reconcile net income (loss)
(Increase) decrease in prepaid Expenses                                        (18,374)      -
(Increase) decrease in inventory                                               38,071        (49,919)
(Increase) decrease in accounts receivable                                     22,568        89,655
Increase (decrease) in accounts payable                                        (28,272)      12,415
Increase (decrease) in other current liabilities                               (312,971)     -
                                                                               ------------------------------
Net cash provided by (used in) operating activities                            (573,670)     59,777
Investing Activities:
Purchases/disposals of equipment                                               (33,239)      10,713
Cash (used) in investing activities                                            (33,239)      10,713
Financing Activities:
Notes Payable                                                                  (9,017)       -
Debentures Payable                                                                  700,000
Stock Subscription                                                             -             -
Stock Sales                                                                    -             -
Decrease in shareholder loan                                                   (7,500)       (30,277)
Decrease in SBA Loan                                                           (29,674)      -
Repayment of equipment loan                                                    (22,942)      -
Increase in equipment loan                                                     -             -
Net cash provided by (used in) financing activities                            630,867       (30,277)
Net increase (decrease) in cash and cash equivalents                           23,958        40,213
Cash and cash equivalents at beginning of the year                             56,865        20,490
Cash and cash equivalents at end of the year                                   80,823$       60,703$
Supplemental Information
Interest                                                                       29,165$       77,923$
Taxes                                                                          -$            -$
The accompanying notes are an integral part of these financial statements.

SEW CAL LOGO, INC. NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
THE COMPANY
C J Industries was incorporated in the State of California on August 30, 1985 and changed its name to Southern California Logo, Inc (the Company). The Company transacts business as Sew Cal Logo. On February 24, 2004 the Company merged with Calvert Corporation, a Nevada Corporation. This was a recapitalization accounted for as a stock exchange transaction (reverse merger). Calvert also changed its name to Sew Cal Logo, Inc. See Note 8 for more details of this merger.
The Company is located in Los Angeles, California. The Company produces and manufactures custom embroidered caps, sportswear and related corporate identification apparel. The Company provides an in-house, full-service custom design center where original artwork and logo reproduction for embroidery are available. The Company also offers contract embroidery and silk-screening to the manufacturing and promotional industry. The Company's products are sold, primarily in the United States, to Fortune 500 companies, major motion picture and television studios, retailers, and local schools and small businesses.
USE OF ESTIMATES
The financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates, and assumptions that affect the reported amounts of assets and liabilities (including disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
ACCOUNTS RECEIVABLE
The Company's trade accounts receivable and allowance for doubtful accounts are shown below.
2/28/05 8/31/05
Gross Trade Accounts Receivable $245,304 $268,149
Allowance for Doubtful Accounts (2,404) (2,681) ---------- ----------
Accounts Receivable, net $242,900 $265,468
-------- -----------
REVENUE RECOGNITION
The Company recognizes revenue from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.
CASH AND CASH EQUIVALENTS
The Company maintains cash deposits in banks and in financial institutions located in southern California. Deposits in banks are insured up to $100,000 by the Federal Deposit Insurance Corporation ("FDIC"). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash deposits.

INVENTORY
Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of raw material, work-in-process and finished goods. Normally the Company ships out to the customer the finished goods as soon as they are produced and therefore usually does not maintain a finished goods inventory. Overhead items are applied on a standard cost basis to work in process and finished goods.
11/30/05 8/31/05
Raw Materials and WIP $150,363 $188,434
Finished Goods 0 0
----------- -----------
Total Inventory $150,363 $188,434
----------- -----------
EQUIPMENT AND MACHINERY
Equipment and machinery are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives ranging from five to seven years. Depreciation and amortization expense for the fiscal years August 31, 2005, and 2004 amounted to $56,847, and $78,330 respectively. Gains from losses on sales and disposals are included in the statements of operations. Maintenance and repairs are charged to expense as incurred. As of February 28, 2006 and August 31, 2005 equipment and machinery consisted of the following:
2/28/06 8/31/05
         Equipment and Machinery $980,845 $968,644
         Less:
Accumulated depreciation 650,072 597,156
----------- -----------
$330,773 $371,488
----------- -----------
FISCAL YEAR
The Company operates on a fiscal year basis with a year ending August 31.

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

NOTE 2. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES
As of the period ends shown, accounts payable and accrued liabilities consisted of the following:
2/28/06 8/31/05
Trade accounts payable $28,450 $56,722
----------- -----------
Sales tax payable 3,545 8,520
Short Term Loan - Related Party
Payroll Liabilities 50,563 52,046
Credit Card Debt 29,874 55,223
Revolving bank line of credit (Prime +
3.8 %, interest only) 16,336 52,000
Revolving bank line of credit (prime +
3.8750 % Interest only, reviewed yearly) 245,500
----------- -----------
$100,318 $413,289
----------- -----------

NOTE 3. NOTE PAYABLE- RELATED PARTY
On March 1, 2003, for purposes of working capital, the sole shareholder and spouse made a $355,384 subordinated loan to the Company. The Company is obligated to pay monthly interest only on the subordinated loan during its term at the rate of 10% per annum (fixed-rate calculated as simple interest). The entire principal amount of the loan was originally due on March 1, 2004, and has continued from that time on a month to month basis. The subordinated loan, which was consented to by United Commercial Bank and subsequent banks, is collateralized by the assets of the Company, including but not limited to any and all equipment owned by the Company, inventory, and outstanding receivables. Balance at February 28,2006 is $347,884.

NOTE 4. COMMITMENTS AND CONTINGENCIES
LONG-TERM
On March 25, 2002 the Company entered into an agreement with United Commercial Bank for a $515,000 SBA loan. For the years ending August 31, 2003 and 2002, the unpaid principal balance of the loan was $462,100 and $500,313 respectively. The monthly required payment varied with an annual interest rate of 6.75% and a maturity date of March 1, 2012. This loan related to the purchase of equipment. On August 11, 2004 the Company refinanced this SBA loan with Pacific Liberty Bank. As of February 28, 2006 the balance was $344,196. This loan matures and is due in 69 months. Monthly payments are made the 15th of each month with interest at prime plus 2.5. Currently the interest rate is 9.5%. This loan is collateralized by the assets of the corporation and is in first place before the shareholder loan.
On April 16, 2003 the Company entered an installment sale contract with GMAC for the purchase of a vehicle. The total amount financed at signing was $40,754 that represents the total sale price. The agreement requires 60 monthly payments of approximately $679 beginning on May 16, 2003 and ending on April 16, 2008. The outstanding balance at February 28, 2006 was $17,660. This vehicle note was obtained by GMAC under special financing and carries no interest.
LEASE COMMITMENTS
The Company leases warehouse and office facilities under an operating lease requiring the Company to pay property taxes and utilities. In July 2004 this building was purchased by a related party (a corporation controlled by the officers) and the lease was re-written for 5 years. Lease expense is currently $12,500 per month. The lease obligation is shown below for the next five years. Year 1 Year 2 Year 3 Year 4 Year 5
Office /warehouse lease $150,000 $150,000 $150,000 $150,000 $150,000
CALLABLE CONVERTIBLE DEBENTURES
On February 16, 2006 the Company executed an equity financing agreement wherein it will issue an aggregate of $2,000,000 callable convertible debentures in three segments and received its first installment of $700,000. The debentures are convertible to common stock at 45% below the lowest three intra-day trading price during the 20 trading days immediately preceding conversion. The Debentures also carry five-year warrants exercisable at $0.50 per share. The aggregate number of warrants to be issued is 2,142,855.
Because the current stock price is well below the exercisable price of the warrants, they are considered "out of the money" and no discount has been recorded. The Company has recorded a discount on the convertible debentures associated with the first $700,000 debt executed. Because the convertible feature is at a 45% discount the company has recorded $315,000 ($700,000 x 45%) discount and will amortize the discount over the life of the debentures.

NOTE 5. STOCKHOLDERS' EQUITY
Preferred Stock
The Company (post merger) is authorized to issue three hundred thousand (300,000) shares of series A preferred stock at a par value of $0.001. The preferred stock is convertible to common stock at one share of preferred for every 100 shares of common. The preferred shares can only be converted when the Company reaches $10,000,000 in sales for any fiscal year. As of August 31, 2004 there were 234,800 shares of preferred stock. The value was placed at par. The conversion to common stock would be 23,480,000 shares. Based upon the actual growth for the last two years, the $10,000,000 in sales will not be reached within five years. Therefore, these shares are not considered in calculating the loss per share.
Common Stock
The Company (post merger) is authorized to issue fifty million (50,000,000) shares of common stock at par value of $0.001. At the time of the merger 45,000 shares of preferred stock and 1,500,000 shares of common stock were issued at par value of each for services rendered in connection with the merger for a total value of $1,545. In May 2005 the Company purchased for a $100,000 note payable and 33,334 shares of restricted common stock (valued at $12,283) various pieces of sewing equipment.
As of 31 May 2005 the Company had received from investors $36,000 in investment funds for which restricted common shares will be issued. The exact number of shares has not yet been determined. On January 6, 2006 the Company issued 50,000 common shares for services valued at $7,500. On February 16, 2006 the Company issued callable convertible debentures in the amount of $700,000 that can be converted to common stock at 45% discount of the three lowest three intra-day trading price during the 20 trading days immediately preceding conversion. If the debt had been converted on February 28, 2006 the company would have issued 4,545,455 shares at $0.154 per share.
Warrants
With the $700,000 worth of convertible debentures described above 750,000 five-year warrants for commons stock exercisable at $0.50 per share were issued. The exercisable price is "out of the money" therefore no discount has been recorded.

NOTE 6. INTEREST EXPENSE
Interest expense for the period ended February 28, 2006 and the year ended August 31, 2005 is $29,165 and $77,923 respectively.

NOTE 7. INCOME TAXES
The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 15% estimated tax rate by the items making up the deferred tax account. For the Company only the Net Operating Loss (NOL) was available for a tax asset.
The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable. At August 31, 2005, federal income tax net operating loss carry forwards ("NOL's") which were available to the Company were the following with the year in which they expire. Year (8/31) Amount Expires
1996 $2,104 2011
1997 9,265 2012
1998 26,317 2013
1999 21,074 2019
2000 50,619 2020
2001 21,675 2020
2002 319,424 2022
2003 86,861 2023
2005 102,685 2025
----------
Total $640,024
----------
Were the NOL tax asset to be recorded at 8/31/05 it would be a long-term asset of $96,004. Continued profitability by the Company will be a major factor in the valuation account being removed and the recording of this asset.

NOTE 8. MERGER WITH CALVERT
On February 24, 2004 the Company merged with Calvert Corporation, an inactive Nevada Corporation. This was a recapitalization accounted for as a stock exchange reverse acquisition with Calvert being the surviving legal entity and Southern California becoming the surviving historical entity. Before the merger Southern California had 100 shares of common stock issued and outstanding that were owned by a single shareholder. As part of the merger Calvert issued to this shareholder 189,800 shares of series A preferred stock and 3,000,000 shares of common stock in exchange for all the shares (100) of Southern California. These share totals have been retroactively applied to previous years.
As part of the merger 45,000 shares of preferred stock and 1,500,000 shares of common stock were issued for services rendered. A value of $1,545 was placed upon these shares. Calvert had a zero book value prior to the merger and is shown as the acquired company on the statement of stockholders' equity with 520,000 shares outstanding prior to the merger.
After the completion of the merger the Company had 5,020,000 shares of common stock and 234,800 shares of series A preferred stock.

NOTE 9. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.
STATEMENT NO. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03) This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. STATEMENT NO. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04) This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.
STATEMENT NO. 152 Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67) This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.
STATEMENT NO. 153 Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29) The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. STATEMENT NO. 154 - Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3) This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

NOTE 10 SUBSEQUENT EVENTS
On February 16, 2006 the company entered into a securities purchase agreement for a total subscription amount of $2,000,000 that includes stock purchase warrants and callable convertible debentures. The total subscription includes an aggregate of 2,142,858 five-year warrants exercisable for the same number of common shares at $0.50 per share. And the debt conversion feature at a 45% discount of the lowest three intra-day trading price during the 20 trading days immediately preceding conversion. An aggregate of 25,974,026 common shares have been registered and are available for issue to potentially convert the full $2,000,000. The transaction will be completed in three segments the first was completed February 16, 2006 with receipt of $700,000, the second was completed on April 10, 2006 for $600,000 with the filing of the stock registration statement and the third segment of $700,000 will be completed when the registration statement is declared effective.

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

                                PLAN OF OPERATION

Expansion and growth of present operations continues as our primary objective during the first two quarters of the coming year. In addition, the Company has recently acquired rights to PIPELINE POSSE, a recognized brand in the world of surf and sports wear. We intend to begin manufacturing, selling and distributing our own line of surf wear under this new logo and to promote this line of goods in appropriate trade journals.

PRIVATE LABELING

We continue to expand our existing customer base through an aggressive sales and marketing approach to potential customers already located in our geographic area of Southern California. Our success in capturing this business will depend upon our ability to obtain quick and accurate sampling based on the customer's designs and the timely production of the required samples for the customer's sales force.

We have captured more of our existing customers' production through the purchase of additional silk-screening equipment to complement what we already have and are using.. With the expansion now complete, we have the capability to provide our customers every aspect of product development and production in state-of-the-art and cutting edge form.

We continue to further developing a sophisticated sales effort to build up our private label clientele. Customers in this area currently include, but are not limited to Quiksilver, Vans, Etnies, Lost, Von Dutch, Whiteboy and Rusty.

FILM WARDROBE & ENTERTAINMENT RELATED BUSINESS

To increase our film wardrobe and related entertainment business, we intend to add two (2) to three (3) sales and customer service representatives (in-house and outside) to assist us in meeting our current forecasts for the next six (6) months.

We also intend to produce more wardrobe, patches etc. for the major costume houses (Western Costume Company, MPCC, Motion Picture Costume Co., Eastern Costume Co.). We will also continue our existing marketing strategy of marketing directly to the productions before they begin filming locally and send units out of town on location. We intend to accomplish this with visits to the studios daily, printed material, and a professionally developed e-mail campaign to the production offices when they first set-up for a newly green lighted feature film or television show.

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

CORPORATE SALES

Corporate clients currently account for about ten percent (10%) of our business. We intend to focus on growing this area of our business over the next two (2) years by the addition of new in-house salespeople. Also, the addition of the new silk screening equipment will give us the capability to accept and produce large orders of promotional t-shirts and related items for corporate programs that we are currently unable to produce. The new salespeople will solicit this business to our existing client base via telephone and Internet as well as to potential new customers through the same means as well as some print advertising via mailing and placement in trade publications. Additional labor will be hired to operate the new equipment as needed with second and third manufacturing shifts added as growth requires. We intend to add a small number of in-house staff (2-3 clerical people) to service new inquiries and added accounts, as well as ordering finished goods for embellishment and shipping. Current production capacity is adequate to handle the added volume

DEVELOPMENT OF THE CALIFORNIA DRIVEN PRODUCT LINE

We have identified and developed an opportunity to export the California life style to the rest of America and to the worldwide markets in general. Started as an idea born in San Clemente, California, home of the premier surfing beaches in the world, we have created a number of California Driven brands of products. Under the California Driven umbrella, several lines are being developed with specific target markets in mind. Currently, no California Driven products are being produced or distributed and do not represent any of our current overall revenue. The California Driven brand lines are being developed in anticipation of expansion of Sew Cal into our own line of products to market and sell.

The first identified brand line is Pipeline Posse. Seven years ago, world-renowned big wave surfer and Pipeline specialist BRADEN DIAS loosly organized the very best surfers and up-and coming "groms" into the Posse. Anyone who really knows surfing knows Braden, our most recent addition to the Sew Cal family. Southern California may represent the mind lifestyle of the surfing industry, but the heart and soul of the sport itself still lives and breathes in Hawaii, where it was born. Braden Dias is Hawaiian surfing. A long sponsored pro and championship competitor, Braden and his tight crew run the show at North Shore's Banzai Pipeline. Known as the standard to which all waves worldwide are compared, Pipeline is the home of "the danger men" and has claimed more lives than any other wave in the world. Along with just a handful of other Hawaiian surfers, Sew Cal Logo has acquired all rights and title to "Pipeline Posse" and is working under contract with Braden Dias. We have completed initial design of a line of surf wear under the Pipeline Posse logo and have manufactured a limited amount of goods to begin a sales and marketing campaign.

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

FORWARD LOOKING STATEMENTS

This Form 10-QSB includes forward looking statements concerning the future operations of the Company. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all forward looking statements contained in this Form 10-QSB. We have used forward looking statements to discuss future plans and strategies of the Company. Management's ability to predict results or the effect of future plans is inherently uncertain. Factors that could affect results include, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions, acceptance, technological change, changes in industry practices and one-time events. These factors should be considered when evaluating the forward looking statements and undue reliance should not be placed on such statements. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein.


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




Date:  April 15, 2006     By:  /s/ Richard Songer
                             -----------------------------------
                             Richard Songer
                             President, Director and Chief
                             Executive Officer


                          By:  /s/ Judy Songer
                             -----------------------------------
                             Judy Songer
                             Director and Chief
                             Financial Officer

a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that are designed to provide reasonable assurances that information, which is required to be disclosed, is accumulated and communicated to management, timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision of and with the participation of management, as of December 31, 2005 the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place were designed to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

(b) Changes in internal controls.

Our Certifying Officers have indicated that there were no changes in our internal controls or other factors that could affect such controls during the year ending December 31, 2005 and there were no such control actions taken during the year ending December 31, 2005.