Form 10QSB/A
period 2006-02-28
SEW CAL LOGO INC
filed 2006-05-01
CIK 1281984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended February 28, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                             Commission File Number:


                               SEW CAL LOGO, INC.
               (Exact name of Registrant as specified in charter)

           Nevada                                         46-0495298
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
incorporation or organization)


               207 W. 138th Street, Los Angeles, California 90061
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (310) 352-3300

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
|_|

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

MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
      ------------------------
         PCAOB REGISTERED


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


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


[GRAPHIC LOGO OMITTED]

Moore &       Digitally signed by Moore & Associates, Chartered DN: cn=Moore
Associates,   & Associates, Chartered,
Chartered     c=US, 0=Moore & Associates, Chartered, ou=Moore & Associates,
              Chartered, email=t1iam@cox.net
              Date: 2006.04.17 11:48:53 -07'00'

Moore & Associates, Chartered
Las Vegas, Nevada
April 17, 2006


   2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax:
                                 (702)253-7501

                               SEW CAL LOGO, INC.
                                 BALANCE SHEETS

                                                         2/28/2006
                                                        (unaudited)     8/31/2005
                                                        -----------    -----------
                                     ASSETS
Current Assets
Cash and cash equivalents                               $    80,823    $    56,865
Accounts Receivable, net                                    242,900        265,468
Inventory                                                   150,363        188,434
Prepaid Expenses                                             20,671          2,297
                                                        -----------    -----------
    Total current assets                                    494,757        513,064
                                                        -----------    -----------
Equipment and machinery, net                                330,773        371,488
Other assets                                                 56,000          6,000
                                                        -----------    -----------
    Total assets                                        $   881,530    $   890,552
                                                        ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                        $    28,450    $    56,722
Note Payable-shareholder                                    347,884        355,384
Other current liabilities                                   100,318        413,289
Current Poriton of Long Term Debt                            45,987         45,987
                                                        -----------    -----------
               Total current liabilities                    522,639        871,382
Long-term liabilities
Note Payable-related party                                   86,553         95,570
SBA Loan                                                    298,210        327,884
Convertible Debentures                                      700,000
Discount on Convertible Debentures                         (315,000)
Equipment Loans                                              17,660         40,602
                                                        -----------    -----------
    Total liabilities                                     1,310,062      1,335,438
                                                        -----------    -----------
Stockholders' Equity (Deficit)
Preferred stock, authorized 300,000 shares,
Par value $0.001, issued and outstanding at 2/28/06
and 8/31/05 is 234,800 shares respectively                      235            235
Common stock, authorized 50,000,000 shares,
$0.001 par value, issued and outstanding at
2/28/06 and 8/31/05 is 5,176,168 shares respectively.         5,226          5,176
Paid in Capital                                             509,967        187,517
Stock Subscribed                                             36,000         36,000
Retained Earnings(Deficit)                                 (979,960)      (673,814)
                                                        -----------    -----------
    Total stockholders' equity (deficit)                   (428,532)      (444,886)
                                                        -----------    -----------
    Total liabilities and stockholders' equity          $   881,530    $   890,552
                                                        ===========    ===========

     All assets are pledged as collateral for the SBA and shareholder loans
                     The accompanying notes are an integral
                      part of these financial statements.

                               SEW CAL LOGO, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Six Months Ended            Three Months Ended
                                              --------------------------   --------------------------
                                               2/28/2006      2/28/2005     2/28/2006      2/28/2005
                                              -----------    -----------   -----------    -----------
Revenue:
     Sales of Caps, Embroidery and Other      $ 1,136,555    $ 1,076,652   $   481,898    $   555,061
                                              -----------    -----------   -----------    -----------
     Total Revenue                              1,136,555      1,076,652       481,898        555,061
Cost of Goods Sold                              1,077,064        827,157       496,619        453,710
                                              -----------    -----------   -----------    -----------
     Gross profit                                  59,491        249,495       (14,721)       101,351
                                              -----------    -----------   -----------    -----------
Expenses:
     General and Administrative                   104,465         30,507        56,108         12,571
     Officer and Administrative
       Compensation                                78,485        144,502        22,500         83,880
     Consulting, Legal and Accounting              57,213          7,747        44,500            247
     Depreciation                                  23,954          4,759         3,597          2,379
     Rent                                          24,000         21,000         9,000          7,500
     Interest Expense                              77,520         32,395        29,165         19,552
                                              -----------    -----------   -----------    -----------
     Total expenses                               365,637        240,910       164,870        126,129
                                              -----------    -----------   -----------    -----------
     Income (loss) before income taxes           (306,146)         8,585      (179,591)       (24,778)
                                              ===========    ===========   ===========    ===========
Provision for income taxes                             --          5,718            --             --
                                              -----------    -----------   -----------    -----------
     Net income (loss)                        $  (306,146)   $     2,867   $  (179,591)   $   (24,778)

Basic and Diluted Earnings (Loss) per Share   $     (0.06)   $      0.00   $     (0.03)   $     (0.00)
                                              -----------    -----------   -----------    -----------
 Weighted Average Number of Common Shares       5,176,000      5,020,000     5,176,000      5,020,000
                                              -----------    -----------   -----------    -----------


                     The accompanying notes are an integral
                      part of these financial statements.

                               SEW CAL LOGO, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                               Preferred Stock             Common Stock
                                          -------------------------   --------------------------
                                               Shares      Amount       Shares         Amount
                                          -----------   -----------   -----------    -----------
Balance, August 31, 2002                      189,800   $       190     3,000,000    $     3,000
Contributed Officer Services
Net (Loss) for the year
                                          -----------   -----------   -----------    -----------
Balance, August 31, 2003                      189,800           190     3,000,000          3,000
Recapitalization 2/24/04
  Shares issued at par value                                              520,000           520
Shares issued for services at par              45,000            45     1,500,000         1,500
Net Income for the year
                                          -----------   -----------   -----------    -----------
Balance, August 31, 2004                      234,800           235     5,020,000          5,020
Equipment Purchase                                                         33,334             33
Shares issued for Services                                                122,834            123
  at $0.10 per share

Stock Subscribed
Net Income(Loss) for year
                                          -----------   -----------   -----------    -----------
Balance, August 31, 2005                      234,800           235     5,176,168          5,176
Discount on Convertible Debentures
Shares issued for Services
  at $0.15 per share                                                       50,000             50
Net Income (Loss) for quarter
                                          -----------   -----------   -----------    -----------
Balance, February 28, 2006                    234,800   $       235   $ 5,226,168    $     5,226
                                          ===========   ===========   ===========    ===========

                                                          Stock         Retained        Total
                                            Paid in       Stock         Earnings     Stockholders'
                                            Capital     Subscribed     (Deficit)        Equity
                                          -----------   -----------   -----------    -----------
Balance, August 31, 2002                  $     1,810   $        --   $  (573,885)   $  (568,885)
Contributed Officer Services                   60,000                                     60,000
Net (Loss) for the year                                                   (45,381)       (45,381)
                                          -----------   -----------   -----------    -----------
Balance, August 31, 2003                       61,810                    (619,266)      (554,266)
Recapitalization 2/24/04
  Shares issued at par value                     (520)
Shares issued for services at par                                                          1,545
Net Income for the year                                                    50,818         50,818
                                          -----------   -----------   -----------    -----------
Balance, August 31, 2004                       61,290                    (568,448)      (501,903)
Equipment Purchase                            114,067                                    114,100
Shares issued for Services                     12,160                                     12,283
  at $0.10 per share
                                                             36,000                       36,000
Stock Subscribed
Net Income(Loss) for year                                                (105,366)      (105,366)
                                          -----------   -----------   -----------    -----------
Balance, August 31, 2005                      187,517        36,000      (673,814)      (444,886)
Discount on Convertible Debentures            315,000                                    315,000
Shares issued for Services
  at $0.15 per share                            7,450                                      7,500
Net Income (Loss) for quarter                                            (306,146)      (306,146)
                                          -----------   -----------   -----------    -----------
Balance, February 28, 2006                $   509,967       $36,000     $(979,960)   $  (428,532)
                                          ===========   ===========   ===========    ===========

All above shares have been retroactively adjusted for the recapitalization of 100 shares of common stock on February 26, 2004

                     The accompanying notes are an integral
                      part of these financial statements.

                               SEW CAL LOGO, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                         -----------------------
                                                         2/28/2006     2/28/2005
                                                         ---------    ---------
Operating Activities:
Net income (loss)                                        $(306,146)   $   2,867
   Depreciation                                             23,954        4,759
   Stock issued for services                                 7,500           --
Adjustments to reconcile net income (loss)
   (Increase) decrease in prepaid Expenses                 (18,374)          --
   (Increase) decrease in inventory                         38,071      (49,919)
   (Increase) decrease in accounts receivable               22,568       89,655
   Increase (decrease) in accounts payable                 (28,272)      12,415
   Increase (decrease) in other current liabilities       (312,971)          --
                                                         ---------    ---------
   Net cash provided by (used in) operating activities    (573,670)      59,777
                                                         ---------    ---------
Investing Activities:
Purchases/disposals of equipment                           (33,239)      10,713
                                                         ---------    ---------
   Cash (used) in investing activities                     (33,239)      10,713
                                                         ---------    ---------
Financing Activities:
Notes Payable                                               (9,017)          --
Debentures Payable                                         700,000
Stock Subscription                                              --           --
Stock Sales                                                     --           --
Decrease in shareholder loan                                (7,500)     (30,277)
Decrease in SBA Loan                                       (29,674)          --
Repayment of equipment loan                                (22,942)          --
Increase in equipment loan                                      --           --
                                                         ---------    ---------
   Net cash provided by (used in) financing activities     630,867      (30,277)
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents        23,958       40,213

Cash and cash equivalents at beginning of the year          56,865       20,490
                                                         ---------    ---------
Cash and cash equivalents at end of the year             $  80,823    $  60,703
                                                         =========    =========
Supplemental Information
Interest                                                 $  29,165    $  77,923
Taxes                                                    $      --    $      --

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

Accounts Receivable

The Company's trade accounts receivable and allowance for doubtful accounts are shown below.


                                    2/28/05      8/31/05

Gross Trade Accounts Receivable   $ 245,304    $ 268,149
Allowance for Doubtful Accounts      (2,404)      (2,681)
                                  ---------    ---------
Accounts Receivable, net          $ 242,900    $ 265,468
                                  ---------    ---------


Revenue Recognition

The Company recognizes revenue from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

Cash and Cash equivalents

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

                           11/30/05    8/31/05
                           --------   --------

Raw  Materials  and WIP    $150,363   $188,434
Finished  Goods                   0          0
                           --------   --------
Total  Inventory           $150,363   $188,434
                           --------   --------

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

                            2/28/06    8/31/05
                           --------   --------
Equipment and Machinery    $980,845   $968,644
Less:
Accumulated depreciation    650,072    597,156
                           --------   --------
                           $330,773   $371,488
                           --------   --------


Fiscal Year

The Company operates on a fiscal year basis with a year ending August 31.

Earnings and Loss Per Share Information

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

NOTE 2. Accounts Payable and Other Current Liabilities

As of the period ends shown, accounts payable and accrued liabilities consisted of the following:

                                   2/28/06    8/31/05
                                  --------   --------
Trade accounts payable            $ 28,450   $ 56,722
                                  --------   --------
Sales tax payable                    3,545      8,520
Short Term Loan - Related Party
Payroll Liabilities                 50,563     52,046
Credit Card Debt                    29,874     55,223
Revolving bank line of credit
(Prime + 3.8%, interest only)       16,336     52,000
Revolving bank line of credit
(prime + 3.8750% Interest only,
reviewed yearly)                              245,500
                                  --------   --------
                                  $100,318   $413,289
                                  --------   --------

NOTE 3. Note Payable- Related Party


On March 1, 2003, for purposes of working capital, the sole shareholder and spouse made a $355,384 subordinated loan to the Company. The Company is obligated to pay monthly interest only on the subordinated loan during its term at the rate of 10% per annum (fixed-rate calculated as simple interest). The entire principal amount of the loan was originally due on March 1, 2004, and has continued from that time on a month to month basis. The subordinated loan, which consented to by United Commercial Bank and subsequent banks, is collateralized by the assets of the Company, including but not limited to any and all equipment owned by the Company, inventory, and outstanding receivables. Balance at February 28,2006 is $347,884.

NOTE 4. Commitments and Contingencies

Long-Term Debt

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

On April 16, 2003 the Company entered an installment sale contract with GMAC for the purchase of a vehicle. The total amount financed at signing was $40,754 that represents the total sale price The agreement requires 60 monthly payments of approximately $679 beginning on May 16, 2003 and ending on April 16, 2008. The outstanding balance at February 28, 2006 was $17,660. This vehicle note was obtained by GMAC under special financing and carries no interest.

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

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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


Year (8/31)        Amount      Expires
1996           $    2,104         2011
1997                9,265         2012
1998               26,317         2013
1999               21,074         2019
2000               50,619         2020
2001               21,675         2020
2002              319,424         2022
2003               86,861         2023
2005              102,685         2025
               ----------
Total          $  640,024
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

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal ass to require treatment as current period charges...." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

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

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

The first identified brand line is Pipeline Posse. Seven years ago, world-renowned big wave surfer and Pipeline specialist BRADEN DIAS loosely organized the very best surfers and up-and coming "groms" into the Posse. Anyone who really knows surfing knows Braden, our most recent addition to the Sew Cal family. Southern California may represent the mind lifestyle of the surfing industry, but the heart and soul of the sport itself still lives and breathes in Hawaii, where it was born. Braden Dias is Hawaiian surfing. A long sponsored pro and championship competitor, Braden and his tight crew run the show at North Shore's Banzai Pipeline. Known as the standard to which all waves worldwide are compared, Pipeline is the home of "the danger men" and has claimed more lives than any other wave in the world. Along with just a handful of other Hawaiian surfers, Sew Cal Logo has acquired all rights and title to "Pipeline Posse" and is working under contract with Braden Dias. We have completed initial design of a line of surf wear under the Pipeline Posse logo and have manufactured a limited amount of goods to begin a sales and marketing campaign.

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

Results of Operations

For the Quarter Ended February 28, 2006 and February 28, 2005

Total revenue was $481,898 for the quarter ended February 28, 2006 as compared to $555,061 for the quarter ended February 28, 2005, a net decrease of $73,163. The net decrease is primarily due to the loss of a significant private label customer. The customer elected to service their products overseas. Officer and Administrative Compensation was $22,500 for the quarter ended February 28, 2006 as compared to $83,880 for the quarter ended February 28, 2005, a net decrease of $61,380. The net decrease is due to officers deferring compensation for this period. Total Assets were $881,530 at February 28, 2006 as compared to $582,547 at February 28, 2005, a net increase of $298,983. The net increase was primarily due to the addition of equipment used in our continuing operation and an increase of inventory on hand.

Liquidity and Capital Resources

Our cash balance as of February 28, 2006 is $80,823. Our sources of liquidity are currently generated by current sales, and we do not require any additional capital to continue our current operations, including the ability to grow within the market. The 8% convertible debenture, $700,000 of which has been received; the second traunche of $600,000 will be paid upon filing of this registration statement and the final $700,000 will be paid when the registration statement is declared effective will provide us with additional liquidity for growth. Strong additional growth through the expansion into other markets is now with these funds and we are preparing to launch our Pipeline Posse brand. If these debentures are converted to equity, the percentage of ownership of existing stockholders will be diluted. Furthermore, these equity securities might have rights, preferences or privileges senior to our shares of common stock. Between the new funds and the continuing and growing portion of our existing business, our liquidity is sufficient, upon completion of this financing, to complete our business plan and generate additional revenues over the next 5 years.

Our liquidity and operating results are not materially affected by seasonal fluctuations in our sales.

We are operating our business on an accrual basis. Based upon management's belief that we can sustain our current level of sales and growth, we project that we will have sufficient cash flow to cover current operations for the next twelve (12) months without taking into account any expansion into other markets. We can continue current operations with reasonable annual growth from existing sales, cash flows and profits.

We do not offer any customer special incentives in connection with the purchase or promotion of our products.

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

Critical Accounting Policies

SewCal's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, SewCal's views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on SewCal's consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report. During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

31.1 Certification of the Chief Executive Officer Pursuant toSection 302 of the Sarbanes-Oxley Act

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

Date:  May 1, 2006          By:  /s/ Richard Songer
                                -----------------------------------
                                Richard Songer
                                President, Director and Chie
                                Executive Officer


                            By: /s/ Judy Songer
                                -----------------------------------
                                Judy Songer
                                Director and Chief
                                Financial Officer