Form 10QSB
period 2006-05-31
SEW CAL LOGO INC
filed 2006-07-25
CIK 1281984

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 2006

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

        Issuer's telephone number, including area code: (310) 352-3300 v

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
|_|

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 31, 2006, there were 5,549,502 shares of the registrant's Common Stock outstanding and 234,800 shares of Series A Preferred Stock outstanding.
================================================================================

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

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
       PCAOB REGISTERED

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

SEW CAL LOGO, INC.
207 W. 138TH ST
LAS ANGELES, CA 90061-1003


We have reviewed the accompanying balance sheet of Sew Cal Logo Inc. as of May 31, 2006, and the related statements of income, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Sew Cal Logo Inc.

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has had a net loss since inception this raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty. /s/ Moore & Associates, Chartered Moore & Associates, Chartered Las Vegas, Nevada July 21, 2006

             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                       (702) 253-7511 FAX: (702)253-7501

                               SEW CAL LOGO, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                     5/31/2006
                                                    (unaudited)      8/31/2005
                                                    -----------     -----------
Current Assets
Cash and cash equivalents                           $   734,171     $    56,865
Accounts Receivable, net                                295,835         265,468
Inventory                                               144,481         188,434
Prepaid Expenses                                          9,699           2,297
                                                    -----------     -----------
    Total current assets                              1,184,186         513,064
                                                    -----------     -----------
Equipment and machinery, net                            310,416         371,488
Other assets                                                 --           6,000
                                                    -----------     -----------
    Total assets                                    $ 1,494,602     $   890,552
                                                    ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                    $    33,459     $    56,722
Note Payable-shareholder                                347,884         355,384
Other current liabilities                               100,553         413,289
Current Poriton of Long Term Debt                       318,775         373,871
                                                    -----------     -----------
    Total current liabilities                           800,671       1,199,266

Long-term liabilities
Note Payable-related party                               81,954          95,570
SBA Loan
Convertible Debentures                                1,921,969
Discount on Convertible Debentures                     (300,015)
Equipment Loans                                          16,302          40,602
                                                    -----------     -----------
    Total liabilities                                 2,520,881       1,335,438
                                                    -----------     -----------

Stockholders' Equity (Deficit)
Preferred stock, authorized 300,000
shares, Par value $0.001, issued and
outstanding at 2/28/06 and 8/31/05 is
234,800 shares respectively.                                235             235

Common stock, authorized 50,000,000
shares, $0.001 par value, issued
and outstanding at 5/31/06 and
8/31/05 is 5,549,502 and 5,176,168
shares respectively.                                      5,549           5,176

Paid in Capital                                         546,008         187,517
Stock Subscribed                                         36,000          36,000
Retained Earnings(Deficit)                           (1,614,071)       (673,814)
                                                    -----------     -----------
    Total stockholders' equity (deficit              (1,026,279)       (444,886)
                                                    -----------     -----------
    Total liabilities and stockholders' equity      $ 1,494,602     $   890,552
                                                    ===========     ===========


     All assets are pledged as collateral for the SBA and shareholder loans The accompanying notes are an integral part of these financial statements.

                                          SEW CAL LOGO, INC.
                                       STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                    NINE MONTHS ENDED           THREE MONTHS ENDED
                                              --------------------------    --------------------------
                                               5/31/2006      5/31/2005      5/31/2006      5/31/2005
                                              -----------    -----------    -----------    -----------
Revenue:
  Sales of Caps, Embroidery and Other         $ 1,653,203    $ 1,690,685    $   516,648    $   613,522
                                              -----------    -----------    -----------    -----------
  Total Revenue                                 1,653,203      1,690,685        516,648        613,522

Cost of Goods Sold                              1,644,794      1,349,778        567,730        522,621
                                              -----------    -----------    -----------    -----------
  Gross profit                                      8,409        340,907        (51,082)        90,901
                                              -----------    -----------    -----------    -----------
Expenses:
  General and Administrative                      240,910         85,920        104,364         50,968
  Officer and Administrative Compensation         304,947        195,684        226,462         61,704
  Consulting, Legal and Accounting                104,562         27,781         44,016          7,750
  Depreciation                                     44,311          6,128         20,359          1,369
  Rent                                             33,000         28,500          9,000          7,500
  Interest Expense                                220,936         53,158        143,416         20,763
                                              -----------    -----------    -----------    -----------
  Total expenses                                  948,666        397,171        547,617        150,054
                                              -----------    -----------    -----------    -----------
  Income (loss) before income taxes              (940,257)       (56,264)      (598,699)       (59,153)
                                              -----------    -----------    -----------    -----------
Provision for income taxes                             --             --             --             --
                                              -----------    -----------    -----------    -----------
  Net income (loss)                           $  (940,257)   $   (56,264)   $  (598,699)   $   (59,153)
                                              ===========    ===========    ===========    ===========

Basic and Diluted Earnings (Loss) per Share   $     (0.18)   $     (0.01)   $     (0.11)   $     (0.01)
                                              -----------    -----------    -----------    -----------
Weighted Average Number of Common Shares        5,225,863      5,020,000      5,225,863      5,020,000
                                              -----------    -----------    -----------    -----------

              The accompanying notes are an integral part of these financial statements.

                                                SEW CAL LOGO, INC.
                                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   (UNAUDITED)


                    PREFERRED STOCK      COMMON STOCK                     STOCK        RETAINED         TOTAL
                    ---------------   -------------------    PAID IN      STOCK        EARNINGS     STOCKHOLDERS'
                    SHARES   AMOUNT     SHARES    AMOUNT     CAPITAL    SUBSCRIBED    (DEFICIT)         EQUITY
                    -------  ------   ---------   -------   ---------   ----------   -----------    -------------
BALANCE,
 AUGUST 31, 2002    189,800  $  190   3,000,000   $ 3,000   $   1,810   $       --   $  (573,885)   $    (568,885)

Contributed
 Officer Services                                              60,000                                      60,000

Net (Loss) for
 the year                                                                                (45,381)         (45,381)
                    -------  ------   ---------   -------   ---------   ----------   -----------    -------------
BALANCE,
 AUGUST 31, 2003    189,800     190   3,000,000     3,000      61,810                   (619,266)        (554,266)

Recapitalization
 2/24/04

 Shares issued at
  par value                             520,000       520        (520)

Shares issued for
 services at par     45,000      45   1,500,000     1,500                                                   1,545

Net Income for
 the year                                                                                 50,818           50,818
                    -------  ------   ---------   -------   ---------   ----------   -----------    -------------
BALANCE,
  AUGUST 31, 2004   234,800     235   5,020,000     5,020      61,290                   (568,448)        (501,903)

Equipment Purchase                       33,334        33     114,067                                     114,100

Shares issued for
 Services at
  $0.10 per share                       122,834       123      12,160                                      12,283

Stock Subscribed                                                            36,000                         36,000

Net Income(Loss)
 for year                                                                               (105,366)        (105,366)
                    -------  ------   ---------   -------   ---------   ----------   -----------    -------------
BALANCE,
  AUGUST 31, 2005   234,800     235   5,176,168     5,176     187,517       36,000      (673,814)        (444,886)
Discount on
 Convertible
 Debentures                                                   315,000                                     315,000

Shares issued for
 Services at
 $0.15 per share                         50,000        50       7,450                                       7,500

Shares issued for
 Services at
 $0.10 per share                         33,334        33       3,300                                       3,333

Shares issued for
 Conversion of
 Debt                                   290,000       290      32,741                                      33,031

Net Income (Loss)
 for period                                                                             (940,257)        (940,257)
                    -------  ------   ---------   -------   ---------   ----------   -----------    -------------
BALANCE,
  MAY 31, 2006      234,800  $  235   5,549,502   $ 5,549   $ 546,008   $   36,000   $(1,614,071)   $  (1,026,279)
                    =======  ======   =========   =======   =========   ==========   ===========    =============


All above shares have been retroactively adjusted for the recapitalization of 100 shares of common stock on February 26, 2004

                    The accompanying notes are an integral part of these financial statements.

                                 SEW CAL LOGO, INC.
                              STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                          --------------------------
                                                           5/31/2006      5/31/2005
                                                          -----------    -----------
Operating Activities:
Net income (loss)                                         $  (940,257)   $   (56,264)
  Depreciation                                                104,562         36,423
  Stock issued for services                                    10,833         12,283
  Amortization of Discount on Debentures                       14,985
  Stock issued in conversion of debt                           33,031
Adjustments to reconcile net income (loss)
  (Increase) decrease in prepaid Expenses                      (7,402)            --
  (Increase) decrease in inventory                             43,953        (92,715)
  (Increase) decrease in accounts receivable                  (24,367)        26,547
  Increase (decrease) in accounts payable                     (23,263)        (4,917)
  Increase (decrease) in other current liabilities           (312,736)        69,501
                                                          -----------    -----------
  Net cash provided by (used in) operating activities      (1,100,661)        (9,142)
                                                          -----------    -----------

Investing Activities:
Purchases/disposals of equipment                              (43,490)      (204,111)
                                                          -----------    -----------
  Cash (used) in investing activities                         (43,490)      (204,111)
                                                          -----------    -----------

Financing Activities: Notes Payable                           (68,712)            --
Debentures Payable                                          1,921,969
Bank Loan                                                                    435,189
Stock Subscription                                                 --         36,000
Stock Sales - - Increase/(Decrease) in shareholder loan        (7,500)        10,000
Decrease in SBA Loan                                               --       (380,271)
Repayment of equipment loan                                   (24,300)        (6,114)
Increase in equipment loan                                         --        114,110
                                                          -----------    -----------
Net cash provided by (used in) financing activities         1,821,457        208,914
                                                          -----------    -----------
Net increase (decrease) in cash and cash equivalents          677,306         (4,339)
Cash and cash equivalents at beginning of the year             56,865         20,490
                                                          -----------    -----------
Cash and cash equivalents at end of the year              $   734,171    $    16,151
                                                          ===========    ===========
Supplemental Information
  Interest                                                $   220,936    $    53,158
  Taxes                                                   $        --    $        --

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

ACCOUNTS RECEIVABLE

The Company's trade accounts receivable and allowance for doubtful accounts are shown below.

                                                      5/31/06          8/31/05
                                                     ---------        ---------
Gross Trade Accounts Receivable                      $ 298,817        $ 268,149
Allowance for Doubtful Accounts                         (2,982)          (2,681)
                                                     ---------        ---------
Accounts Receivable, net                             $ 295,835        $ 265,468
                                                     ---------        ---------

REVENUE RECOGNITION

The Company recognizes revenue from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

                               SEW CAL LOGO, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

                                                     5/31/06            8/31/05
                                                     --------           --------
Raw Materials and WIP                                $144,481           $188,434
Finished Goods                                              0                  0
                                                     --------           --------
Total Inventory                                      $144,481           $188,434
                                                     --------           --------

EQUIPMENT AND MACHINERY

Equipment and machinery are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives ranging from five to seven years. Depreciation and amortization expense for the fiscal years August 31, 2005, and 2004 amounted to $56,847, and $78,330 respectively. Gains from losses on sales and disposals are included in the statements of operations. Maintenance and repairs are charged to expense as incurred. As of May 31, 2006 and August 31, 2005 equipment and machinery consisted of the following:

                                                       2/28/06          8/31/05
                                                      --------          --------
Equipment and Machinery                               $980,845          $968,644
Less:
Accumulated depreciation                               670,429           597,156
                                                      --------          --------
                                                      $310,416          $371,488
                                                      --------          --------

FISCAL YEAR

The Company operates on a fiscal year basis with a year ending August 31.

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Although, the Company has accumulated a loss of $940,257 during the nine months ended May 31, 2006, the company has $383,515 in working capital.

Discussion

Since May 31, 2006, the Company has received $2,000,000 in new financing. The Company has expended approximately $1,000,000 on a branded line of surf and sportswear under an acquired logo. Trade mark applications have been processed and are awaiting final registration. Management has over 20 years experience in manufacturing similar goods as a private label manufacturer for other well known labels in the industry. The Company has signed several famous surfing athletes who are and will continue to endorse and use the Company's clothing and accessories. Management confidently forecasts a profit in the next fiscal year.

NOTE 3. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

As of the period ends shown, accounts payable and accrued liabilities consisted of the following:

                                                         5/31/06        8/31/05
                                                         --------       --------
Trade accounts payable                                   $ 33,459       $ 56,722
                                                         --------       --------

Sales tax payable                                           3,663          8,520
Short Term Loan - Related Party
Payroll Liabilities                                        67,608         52,046
Credit Card Debt                                           14,211         55,223
Revolving bank line of credit (Prime+
3.8 %, interest only)                                      15,071         52,000
Revolving bank line of credit (prime +
3.8750 % Interest only, reviewed yearly)                                 245,500
                                                         --------       --------
                                                         $100,553       $413,289
                                                         --------       --------

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 4. NOTE PAYABLE- RELATED PARTY

On March 1, 2003,  for purposes of working  capital,  the sole  shareholder  and spouse made a $355,384 subordinated loan to the Company. The Company is obligated to pay monthly interest only on the subordinated loan during its term at the rate of 10% per annum (fixed-rate calculated as simple interest). The entire principal amount of the loan was originally due on March 1, 2004, and has continued from that time on a month-to-month basis. The subordinated loan, which was consented to by United Commercial Bank and subsequent banks, is collateralized by the assets of the Company, including but not limited to any and all equipment owned by the Company, inventory, and outstanding receivables. Balance at February 28,2006 is $347,884.

NOTE 5. COMMITMENTS AND CONTINGENCIES

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

On August 11, 2004 the Company refinanced this SBA loan with Pacific Liberty Bank. As of May 31, 2006 the balance was $318,775. This loan matures and is due in 69 months. Monthly payments are made the 15th of each month with interest at prime plus 2.5. Currently the interest rate is 9.5%. This loan is collateralized by the assets of the corporation and is in first place before the shareholder loan.

On April 16, 2003 the Company entered an installment sale contract with GMAC for the purchase of a vehicle. The total amount financed at signing was $40,754 that represents the total sale price. The agreement requires 60 monthly payments of approximately $679 beginning on May 16, 2003 and ending on April 16, 2008. The outstanding balance at May 31, 2006 was $16,302. This vehicle note was obtained by GMAC under special financing and carries no interest.

LEASE COMMITMENTS

The Company leases warehouse and office facilities under an operating lease requiring the Company to pay property taxes and utilities. In July 2004 this building was purchased by a related party (alimited liability company controlled by the officers) and the lease was re-written for 5 years. Lease expense is currently $12,500 per month.

The lease obligation is shown below for the next five years.

                            Year 1     Year 2     Year 3     Year 4     Year 5
                           --------   --------   --------   --------   --------
Office /warehouse lease    $150,000   $150,000   $150,000   $150,000   $150,000

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


CALLABLE CONVERTIBLE DEBENTURES

On February 16, 2006 the Company executed an equity financing agreement wherein it will issue an aggregate of $2,000,000 callable convertible debentures in three segments. The Company has received a net of $1,955,000. The debentures are convertible to common stock at 45% below the lowest three intra-day trading price during the 20 trading days immediately preceding conversion. The Debentures also carry five-year warrants exercisable at $0.50 per share. The aggregate number of warrants to be issued is 2,142,855.

Because the current stock price is well below the exercise price of the warrants, they are considered "out of the money" and no discount has been recorded.

The Company has recorded a discount on the convertible debentures of $315,000. During the period ended May 31, 2006 the Company has converted $33,031 of debt into stock and expensed $14,985 of the recorded discount as interest expense. The company will amortize the remaining discount over the life of the debentures.

NOTE 6. STOCKHOLDERS' EQUITY

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

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

On February 16, 2006 the Company entered into a securities purchase agreement for a total subscription amount of $2,000,000 that includes stock purchase warrants and callable convertible debentures. The total subscription includes an aggregate of 2,142,858 five-year warrants exercisable for the same number of common shares at $0.50 per share with a debt conversion feature at a 45% discount of the lowest three intra- day trading price during the 20 trading days immediately preceding conversion. An aggregate of 25,974,026 common shares have been registered and are available for issue to potentially convert the full $2,000,000.

On January 6, 2006 the Company issued 50,000 common shares for services valued at $7,500.

On May 31, 2006 the Company issued 290,000 common shares by converting $33,031 of debenture debt and issued 33,334 common shares for consulting services valued at $3,333.

Warrants

With the $1,955,000 worth of convertible debentures described above 2,000,000 five- year warrants for common stock exercisable at $0.50 per share were issued. The exercise price is "out of the money" therefore no discount has been recorded.

NOTE 7. INTEREST EXPENSE

Interest expense for the period ended May 31, 2006 and the year ended August 31, 2005 is $220,936 and $77,923 respectively.

NOTE 8. INCOME TAXES

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

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable.

At August 31, 2005, federal income tax net operating loss carry forwards ("NOL's") which were available to the Company were the following with the year in which they expire.

Year (8/31)   Amount         Expires
-----------  --------       --------
1996         $  2,104           2011
1997            9,265           2012
1998           26,317           2013
1999           21,074           2019
2000           50,619           2020
2001           21,675           2020
2002          319,424           2022
2003           86,861           2023
2005          102,685           2025
             --------
Total        $640,024
             --------

Were the NOL tax asset to be recorded at 8/31/05 it would be a long-term asset of $96,004. Continued profitability by the Company will be a major factor in the valuation account being removed and the recording of this asset.

NOTE 9. MERGER WITH CALVERT

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

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 10. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

STATEMENT NO. 154 - Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

                               SEW CAL LOGO, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONTINUING AND FUTURE PLAN OF OPERATIONS.

Unless the context indicates otherwise, references in this section, "Management's Discussion and Analysis or Plan of Operation," references to "we", "our", "us", "the Company" or "Sew Cal Logo, Inc." refer to SCL prior to February 24, 2004 and to Sew Cal Logo, Inc. thereafter, and not to the selling shareholders.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. We bases our estimates on historical experience and on other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under difference assumptions or conditions.

PLAN OF OPERATION

We have recently filed a trademark application for the name PIPELINE POSSE, a recognized brand in the world of surf and sportswear and it is currently under review for acceptance by the USPTO. We intend to begin manufacturing, selling and distributing our own line of surf wear under this new name and to promote this line of goods in appropriate trade journals and other media as the product line is developed, expanded and distributed. We are also adding to our existing staff to support expansion and growth of both our entertainment and private label business.

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

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We recently applied to the USTPO for the trademark "Pipeline Posse." And it is currently under review by the USPTO. We will continue to assess the need for any copyright, trademark or patent applications on an ongoing basis.

FILM WARDROBE & ENTERTAINMENT RELATED BUSINESS

To increase our film wardrobe and related entertainment business, we intend to add two (2) to three (3) sales and customer service representatives (in-house and outside) to assist us in meeting our current forecasts for the first six (6) months of fiscal 2007..

We also intend to produce more wardrobe, patches etc. for the major costume houses (Western Costume Company, Motion Picture Costume Co., Eastern Costume Co.). We will also continue our existing strategy of marketing directly to movie and television productions before they begin filming locally and send units out of town on location. We intend to accomplish this with visits to the studios daily, printed material, and a professionally developed e-mail campaign to the production offices when they first set-up for a newly approved feature film or television show.

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

CORPORATE SALES

Corporate clients currently account for less than ten percent (10%) of our business. We intend to focus on growing this area of our business over the next two (2) years by the addition of new in-house salespeople. Also, the recent addition of new silk screening equipment will give us the capability to accept and produce large orders of promotional t-shirts and related items for corporate programs that we are currently unable to produce. The new salespeople will solicit this business to our existing client base via telephone and Internet as well as to potential new customers through the same means as well as some print advertising via mailing and placement in trade publications. Additional labor will be hired to operate the new equipment as needed with second and third manufacturing shifts added as growth requires. We intend to add two or three in-house clerical persons to service new inquiries and added accounts, as well as ordering finished goods for embellishment and shipping. Current production capacity is adequate to handle the added volume.

DEVELOPMENT OF THE CALIFORNIA DRIVEN PRODUCT LINES

We have identified and developed an opportunity to export the California life style to the rest of America and to the worldwide markets in general. Started as an idea born in San Clemente, California, home of well known surfing beaches in the world, we have created a number of California Driven brands of products. Under the California Driven umbrella, several lines are being developed with specific target markets in mind. Currently, no California Driven products are being produced or distributed by us and they do not represent any of our current overall revenue. The California Driven brand lines are being developed in anticipation of expansion of Sew Cal into our own line of products to market and sell.

The first identified brand line is Pipeline Posse(TM). Three trademarks were applied for on September 15, 2005. They are currently under review by the USPTO. We have completed initial design of a line of surf wear under the Pipeline Posse(TM) logo and have manufactured a limited amount of goods to begin a sales and marketing campaign. The exclusive rights and ownership of Pipeline Posse(TM) was acquired on August 15, 2005 from Braden Dias. Mr. Dias is a world renowned surfer and is under agreement with Sew Cal to represent the Company as a professional athlete in the development of Surf and Sportswear lines.

RESULTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED AUGUST 31, 2005 AND AUGUST 31, 2004

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

FOR THE QUARTER ENDED MAY 31, 2006 AND MAY 31, 2005

Total revenue was $516,648 for the quarter ended May 31, 2006 as compared to $613.522 for the quarter ended May 31, 2005, a net decrease of $96.874. The net decrease is primarily due to the elimination of some of our private label manufacturing that was no longer profitable. Also, the overall need for domestic production of goods continued to decline as a result of the cheap pricing for competing import goods offered by the Chinese . Officer and Administrative Compensation was $226,462 for the quarter ended May 31, 2006 as compared to $61.704 for the quarter ended May 31, 2005, a net increase of $164.758 The net increase is due to the the addition of new personnel as well as established management taking salary that was deferred from the previous year. Total assets were $1,494,602 at May 31, 2006 as compared to $890.552 at

May 31, 2005, a net increase of $604,050. The net increase was primarily due to recent equity financing as well as the addition of equipment and finished goods inventory to be used in the launch of our own branded line of merchandise as well as our continuing private label and contract operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of May 31, 2006 is $734,171. Our sources of liquidity are currently generated by current sales, and we do not require any additional capital to continue our current operations, including the ability to grow within the market. The 8% convertible debenture totaling $2,000,000 has been funded and is now providing us with additional liquidity for growth. Strong additional growth through the expansion into other markets is now with these funds and we are preparing to launch our Pipeline Posse brand. If these debentures are converted to equity, the percentage of ownership of existing stockholders will be diluted. Furthermore, these equity securities might have rights, preferences or privileges senior to our shares of common stock. Between the new funds and the continuing and growing portion of our existing business, our liquidity is sufficient, upon completion of this financing, to complete our business plan and generate additional revenues over the next 5 years.

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

            Date:  July 24, 2006        By: /s/ Richard Songer
                                            -----------------------------------
                                            Richard Songer
                                            President, Director and Chie
                                            Executive Officer


                                        By: /s/ Judy Songer
                                            -----------------------------------
                                            Judy Songer
                                            Director and Chief
                                            Financial Officer