Form 10KSB
period 2006-08-31
SEW CAL LOGO INC
filed 2006-12-13
CIK 1281984

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2006

                                       or

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

For the fiscal year ended August 31, 2006, the Company's revenue was $ 2,265,226

As of August 31, 2006, the number of shares of Common Stock outstanding was 8,304,036 The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of August 31, 2006 was approximately $249,121 (based upon 8,304,036 shares at $0.03 per share).

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
ITEM 1   DESCRIPTION OF BUSINESS.........................................      4
         Employees.......................................................      8
         Selected Consolidated Financial Data............................      8

ITEM 2   DESCRIPTION OF PROPERTY.........................................      8

ITEM 3   LEGAL PROCEEDINGS...............................................      8

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............      8

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS...........................................      8
         Holders.........................................................      9
         Dividends.......................................................      9

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...........................     10
         Fiscal Years 2005 and 2004......................................     10
           Results of Operations.........................................     10
           Liquidity and Capital Resources...............................     10

ITEM 7   FINANCIAL STATEMENTS............................................     13

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE...........................     13

ITEM 8A. CONTROLS AND PROCEDURES.........................................     13

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT....     13
         Indemnification of Directors and Officers.......................     15
         Compliance with Section 16(A) of the Exchange Act...............     15

ITEM 10  EXECUTIVE COMPENSATION..........................................     16
         Summary Compensation Table......................................     16

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT....................................................     16

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................     19

ITEM 13  EXHIBITS........................................................     20

ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES..........................     21

SIGNATURES...............................................................     23

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

Typical examples include: The "White Star Line" uniforms worn in " Titanic" (the largest grossing movie of all time), the "Bubba Gump Shrimp Co" cap worn by Tom Hanks in "Forrest Gump" (opening scene and throughout the movie) not to mention the cast and crew merchandise (jackets, caps, bags, wearables) for "Titanic" and over 60,000 promotional Bubba Gump caps related to the release of the film. Tom Cruise and Robert Duvall wore Sew Cal racing attire in "Days of Thunder" and the company produced many of the uniforms worn by the pit crews and teams of the NASCAR circuit portrayed in the film. Patches for everything from border patrols, police departments, museum guards, military personnel, and just about anything related to uniforms (including the authentic Naval ranks of the many sailors portrayed in "Pearl Harbor") have been provided to help moviemakers establish near-authentic locations and characters.

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

Expansion and growth of present operations is a primary objective of the Company. In 2004 the company has expanded its management team to include Lori Heskett, who has more than 25 years of experience in this and related fields. Ms. Heskett brought to Sew Cal design ideas and industry contacts and is actively invovled to sales of our domestically produced products. In her most recent position as President of El Segundo Hat Company, a 3+ million dollar fashion hat and accessory manufacturer, Lori was directly responsible for all aspects of the company including both sales and production. When Kubic Marketing, El Segundo's parent company, was acquired by Globe Shoes, a publicly traded Australian company. U.S. manufacturing was halted and we were able to acquire much of the plant's physical assets and specialized equipment, and continued manufacturing for the many of its clients!

Surf and Sports Related Business

In 2005 we acquired the rights to a branded line of Surf and Sports Wear items named Pipeline Posse. We have developed the necessary relationships, executed exclusive marketing and advertising programs with some of the top names in the Surfing World, designed an initial line of related surf and sports clothing, created and activated an on-line retail store for Pipeline Posse, and are planning an early 2007 launch of these products into selected retail stores. We are currently in the process of developing our comprehensive business plan to include branded equipment, film and television projects, sports equipment and accessories, as well as brand endorsement for several major catagories of products related to the action sports and youth markets.

Private Label Apparel

In addition to our entertainment-related business, private labeling has become a significant part of our production for both domestic sales and export of "Made in the USA" products, accounting for approximately 70% of our overall revenues.

We are an action sports oriented company. We currently design and manufacture the latest styles in caps and headwear, jackets, denim, cargo shorts and pants and related apparel for many of the major brands..

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

                                   Competition

Film Wardrobe and Entertainment Related Business

The competition in our specialized section of the film industry is considerable in the area of "crew merchandise" with many companies seeking this business. We believe that only a handful of vendors are able to penetrate this market in the production stage. Top quality, on time delivery no matter the requirements, and customer loyalty have been the benchmark we have set and we believe it will be difficult but not impossible, for competitors to erode our market share. We must remain vigilant, creative, and aggressive to retain this business.

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

We recently applied to the USTPO for the trademark "Pipeline Posse" in several categories. Each of our applications is active and currently under review for approval by the USPTO examiners. We will continue to assess the need for any copyright, trademark or patent applications on an ongoing basis.

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

                               Number of Employees

We currently employ approximately 65 full-time employees and no part-time employees. We have no collective bargaining agreements with any labor organization and we believe that we enjoy good relations with our employees.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently lease our 27,000 square foot manufacturing and office facilities located at 207 West 138th Street in Los Angeles, in close proximity to Los Angeles International Airport. Our lease expires on October 4, 2009 at a monthly rental of $15,000. The lease requires us to pay property taxes and utilities. Rent expenses for the years ended August 31, 2006 and 2005, were $165,500 and $156,000 respectively. We lease our facilities from a limited liability company owned by Richard L. and Judy Songer, officers, directors and principal shareholders of Sew Cal.

ITEM 3. LEGAL PROCEEDINGS.

In April, 2006 we filed suit against Burt Martin Arnold Securities ("BMA") for breach of contract and return of deposit. BMA counter sued for a finder's fee. In November, 2006 we settled with BMA and agreed to issue 2,750,000 5 year warrants of our common stock for with an exercisable price of .05 per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have submitted no matters to a vote of shareholders during the fiscal year ended August 31, 2006.

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

QUARTER ENDED          HIGH BID         LOW BID
------------------    ----------       ---------
June 30, 2005         $     3.25       $   01.05
September 30, 2005    $     2.25       $    0.70
December 31,2005      $     1.50       $    0.22
March 31, 2006        $     0.40       $    0.16
June 30, 2006         $    0.031       $   0.019
September 30, 2006    $    0.075       $    0.01

Holders

As of August 31, 2006 there were approximately 65 holders of record of our common stock, not including persons holding shares in "street" names.

Dividends

We have not paid any cash dividends since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future.

Recent Sales of Unregistered Securities

Issued To:       Number of Shares   Date Issued   Reason/Payment
--------------   ----------------   -----------   ------------------
Joseph Pearson        66,667         5-21-2006    Employee incentive

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

                              Results of Operations

Total revenue was $2,265,226 for the year ended August 31, 2006 as compared to $2,322,100 for the year ended August 31, 2005, a net decrease of $56,874. The net decrease is primarily due to loss of private label business as the market for headwear manufacturing continued moving to Chinese imports. Officer and Administrative Compensation was $387,038 for the year ended August 31, 2005 as compared to $285,208 for the year ended August 31, 2005, a net increase of $102,630. The net increase is due to the addition of administrative staff and scheduled increases in officer compensation. Total Assets were $1,668,093 at August 31, 2006 as compared to $890,552 at August 31, 2005, a net increase of $777,754. The net increase was primarily due to cash on hand as a result of convertible debt financing.

                                Plan of Operation

In 2005 we acquired the rights to a branded line of Surf and Sports Wear items named Pipeline Posse. We have developed the necessary relationships, executed exclusive marketing and advertising programs with some of the top names in the Surfing World, designed an initial line of related surf and sports clothing, created and activated an on-line retail store for Pipeline Posse, and are planning an early 2007 launch of these products into selected retail stores. We are currently in the process of developing our comprehensive business plan to include branded equipment, film and television projects, sports equipment and accessories, as well as brand endorsement for several major categories of products related to the action sports and youth markets.

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

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We recently applied to the USTPO for the trademark "Pipeline Posse" in several catagories. Each of our applications is active and currently under review for approval by the USPTO examiners We will continue to assess the need for any copyright, trademark or patent applications on an ongoing basis.

Film Wardrobe & Entertainment Related Business

Film wardrobe and related business remains slow as productions continue to be produced outside the United States. This holds true for nearly all of the major studios as well as independent filmmakers, causing the majority of the local costume houses to downsize.

To counter this trend and help regain our lost dollar volume in this area we will continue our existing strategy of marketing directly to movie and television productions before they begin filming locally and send units out of town on location. Our strategy of dealing directly with producers, wardrobe personnel, and talent is beginning to pay off with recent orders from major films such as "Superman Returns" and the upcoming "American Gangster" starring Denzel Washington and Russell Crowe.

Corporate Sales

While corporate clients currently account for less than fifteen percent (15%) of our business, we continue to focus on growing this area of our business over the next year with the addition of in-house salespeople. Also, the addition of new silk screening equipment has given us the capability to accept and produce large orders of promotional t-shirts and related items for corporate programs through outside sales and advertising organizations. Our salespeople will further solicit business to our existing client base via telephone and Internet as well as to potential new customers through the same means as well as through print advertising via mailing and placement in trade publications. Additional labor has been hired to operate the new equipment as needed and second and third manufacturing shifts can be added as growth requires. We have added two in-house clerical persons to service new inquiries and added accounts, as well as order finished goods for embellishment and shipping. Current production capacity is adequate to handle the anticipated increased volume.

Development of new Product Lines

We have identified and developed an opportunity to export the California life style to the rest of America and to the worldwide markets in general. Started as an idea born in San Clemente, California, home of the premier surfing beaches in the world, we have created a number of California Driven brands of products. Under the California Driven umbrella, several lines are being developed with specific target markets in mind. Currently, several California Driven products are being developed by us but they do not represent any significant amount of our current overall revenue. The California Driven brand lines are being developed as an expansion into our own line of products to market and sell. To develop this market, capital of $2,500,000 in the form a convertible debenture has been secured and is being budgeted to support both current operations and develop our brands of apparel and related projects.

The first identified brand line is Pipeline Posse(TM). Three trademarks have been applied for and are under active review for approval by the USPTO. We have completed initial design of a line of surf wear under the Pipeline Posse(TM) logo and have manufactured lifestyle oriented goods to begin a sales and marketing campaign. The exclusive rights for Pipeline Posse(TM) were acquired on August 15, 2005 from Braden Dias of Hawaii. Mr. Dias is a world renowned surfer and is under agreement with us to represent Pipeline Posse as a professional athlete in the development of Surf and Sportswear lines. In addition to Mr. Dias, several additional professional Hawaiian surfers are currently under agreement to represent the project and 3 support people have been hired, both in Hawaii and California. Clothing design is being aggressively developed by both in-house personnel and professional independent contractors experienced in product development for the Action Sports Industry.

Contact with our target market has been initially established in several major surf publications through personal interviews with our athletes as well as editorials on The Pipeline Posse itself. Print and on-line advertising campaigns have commenced in both industry related magazines and websites. We have also published and activated PIPELINEPOSSE.COM, our website which features up to date information on the athletes, activities, photo and video galleries, an active news blog, related action sports links, and a fully developed online store. The secure site and shopping capability has been recently activated to accept credit cards and offer shipment of merchandise worldwide. A multi- faceted major advertising and marketing campaign is being budgeted and developed for launch in early 2007 and professional sales organizations are being interviewed and considered for representation and distribution of the brand both domestically and worldwide.

Additional Action Sport related brands are being considered and are in various stages of development in regard to trademarks, competition, market potential, and strategy and cost. Target dates for launch have not been yet established.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Financial Statements of the Company have been audited by Moore and Associates, Chartered. On March 27, 2006 we were notified by Shelley International, CPA that they were resigning as our independent auditors. Shelley International audited our financial statements for our two fiscal years ended August 31, 2005. Shelley's reports on the financial statements for those fiscal years did not contain an adverse opinion or disclaimer of opinion and was not otherwise qualified or modified as to any uncertainty, audit scope or accounting principles. During those two fiscal years and also during the subsequent period through the date of Shelley's resignation as indicated above: (1) there were no disagreements between us and Shelley on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure; and
(2) Shelley provided no advice to us that (i) internal controls necessary to develop reliable financial statements did not exist, (ii) information had come to the attention of Shelley which made it unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management, or (iii) the scope of the audit should be expanded significantly, or information had come to the attention of Shelley that it concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements.

On March 28, 2006, we formally appointed Moore & Associates as our independent auditors. The decision to engage Moore & Associates was recommended by management and approved by our board of directors. During our two most recent fiscal years ended August 31, 2005, and also during the subsequent interim period through the date of Shelley's resignation, we did not consult with Moore & Associates regarding the application of accounting principles to a specified completed or contemplated transaction, or the type of opinion that might be rendered regarding our financial statements, nor did we consult Moore & Associates with respect to any accounting disagreement or any reportable event at any time prior to the appointment of that firm.

Shelley International, CPA audited the company for the fiscal years ended August 31, 2005, 2004 and 2003. There have been no changes in or disagreements with Shelley International, CPA on accounting and financial disclosure matters at any time.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

Name                Age   Position                 Term Commenced   Term Expires
-----------------   ---   ----------------------   --------------   -------------
Richard L. Songer    59   President/Director       Feb. 24, 2006    Feb. 23, 2007
Judy Songer          54   Chief Financial          Feb. 24, 2006    Feb. 23, 2007
                          Officer/Secretary
Lori Heskett         50   Chief Operating          Feb. 24, 2006    Feb. 23, 2007
                          Officer/Executive Vice
                          President

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

Richard L. Songer, President, Director, Age 59. Mr. Songer founded Southern California Logo, and has been continuously employed as a Director and our President since 1985 and has not been engaged in any other business or had any other employment for the past five (5) years. Mr. Songer oversees all operations of our company. Mr. Songer is a 1969 graduate of Virginia Tech. Mr. Songer does not currently serve as an officer or director of any other public company. Mr. Songer served as the President of Freedom Surf, Inc., a publicly traded company, from October to December of 2000.

Judy Songer, Chief Financial Officer, Secretary and Treasurer, Age 54. Ms. Songer has been CFO of Southern California Logo and the head of the accounting department since the company was founded. She currently oversees all financial and human resource aspects of the corporation. Previously employed by BDM, Inc., a Washington, D.C. based government contractor and think tank, she held a top secret clearance. An avid outdoors enthusiast, she currently resides in Southern California and actively participates in the lifestyle that drives the company in its current direction. Ms. Songer received an AA Degree in Finance from Northern Virginia Community College in 1973. Ms. Songer does not, and has not, served as an officer or director of any other public company.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities, ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Officers and directors have complied in all respects with Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the compensation paid by Sew Cal for services rendered in all capacities to Sew Cal from September 1, 2005 through the fiscal year ended August 31, 2006, of all officers and directors of the Company.

Name and Principal
Underlying
Positions at 8/31/04    Salary    Bonus   Compensation   Options
--------------------   --------   -----   ------------   -------
Richard  L. Songer
  President/Director   $254,500     0           0           0
Judy Songer CFO/       $ 16,338     0           0           0
Lori Heskett COO/      $ 90,000     0           0           0

EMPLOYMENT AND RELATED AGREEMENTS

We have no employment agreements with any of our officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the shareholdings of those persons who: (i) own more than five percent of our common stock as of August 31, 2006 with the number of outstanding shares at 5,176,168; (ii) are officers or directors of the Company; and (iii) all officers and directors as a group:

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

The following tables set forth, as of August 31, 2006, certain information with respect to the beneficial ownership of our common and preferred stock by (i) each director and officer of Sew Cal, (ii) each person known to Sew Cal to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person's address, and (iii) all of the directors and officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.

                                  Common Shares Beneficially
Name of Beneficial Owner          --------------------------
or Name of Officer or Director         Owned     Percent
-------------------------------      ---------   -------
Richard L. Songer                    3,000,000    36.12%
  President/Director
  207 W. 138th Street
  Los Angeles, California 90061
Judy Songer                                 (1)      (1)
  CFO/Secretary/Treasurer
  207 W. 138th Street
  Los Angeles, California 90061
Lori Heskett (2)                       750,000     9.03%
  COO/Executive V.P.
  207 W. 138th Street
  Los Angeles, California 90061
Kagel Family Trust (3)                 750,000     9.03%
  1801 Century Park East
  25th Floor
  Los Angeles, California 90067
                                     ---------   -------
Total Director/Officer/              4,500,000    54.18%
  5% Owners

                                  Preferred Shares Beneficially
Name of Beneficial Owner          -----------------------------
or Name of Officer or Director           Owned    Percent
-------------------------------         -------   -------
Richard L. Songer                       189,800    80.84%
  President/Director
  207 W. 138th Street
  Los Angeles, California 90061
Judy Songer                                  (1)      (1)
  CFO/Secretary/Treasurer
  207 W. 138th Street
  Los Angeles, California 90061
Lori Heskett (2)                         22,500     9.58%
  COO/Executive V.P.
  207 W. 138th Street
  Los Angeles, California 90061
Kagel Family Trust (3)                   22,500     9.58%
  1801 Century Park East
  25th Floor
  Los Angeles, California 90067
                                        -------    -----
Total Director/Officer/                 234,800      100%
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

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended August 31, 2006 and 2005.

1. Audit Fees. Consists of fees billed for professional services rendered for the audits of Registrant's financial statements for the fiscal years ended August 31, 2006 and 2005, and for review of the financial statements included in Registrant's Quarterly Reports on Form 10-QSB for those fiscal years. Fees for 2005 audit were $10,000. Fees billed to date for 2006 are $6,000 audit retainer and a $2,500 review fee.

2. Audit-Related Fees. Consists of fees billed for services rendered to Registrant for audit-related services, which generally include fees for audit and review services in connection with a proposed spin-off transaction, separate audits of employee benefit and pension plans, and ad hoc fees for consultation on financial accounting and reporting standards. Fees billed: None

3. Tax Fees. Consists of fees billed for services rendered to Registrant for tax services, which generally include fees for corporate tax planning, consultation and compliance. Fees billed: None

4. All Other Fees. Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations. Fees Billed:
      None

None of the "audit-related," "tax" and "all other" services in 2006, as defined above, were approved by the Audit Committee in reliance on the de minimus exception to the preapproval requirements under federal securities laws and regulations.

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

                                        Sew Cal Logo, Inc.


Dated:                                  By:
       -------------                        --------------------------------
                                              Richard L. Songer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signatures                    Titles                        Date
----------                    ------                        ----


            RLS               Principal Executive Officer   December __, 2006
---------------------------
Richard L. Songer


            JAS               Principal Financial and       December __, 2006
---------------------------     Accounting Officer
Judy Songer

                         MOORE & ASSOCIATES, CHARTERED
                            ACCOUNTANTS AND ADVISORS
                                PCAOB REGISTERED

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Audit Committee
Sew Cal Logo, Inc.
Los Angeles, CA

We have audited the accompanying sheet of Sew Cal Logo, Inc. as of August 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sew Cal Logo, Inc. as of August 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's accumulated losses raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
December 8, 2006

        2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511
                               Fax (702) 253-7501

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Audit Committee
Sew Cal Logo, Inc
Los Angeles CA

We have audited the accompanying balance sheet of Sew Cal Logo, Inc. as of August 31, 2005 and the related statement of operations, Stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Sew Cal Logo, Inc. at August 31, 2005, and the results of its operations and its cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                             /s/ SHELLEY INTERNATIONAL CPA

                                             Mesa, Arizona
                                             December 7, 2006

                               SEW CAL LOGO, INC.

                                 BALANCE SHEETS

                                                       August 31,   August 31,
                                                          2006         2005
                                                      -----------   ----------
                       ASSETS
Current Assets
  Cash and cash equivalents                           $   988,251   $   56,865
  Accounts Receivable, net                                261,515      265,468
  Inventory                                               124,049      188,434
  Prepaid Expenses                                          4,219        2,297
                                                      -----------   ----------
  Total current assets                                  1,378,034      513,064
                                                      -----------   ----------
Equipment and machinery, net                              290,058      371,488
Other assets                                                   --        6,000
                                                      -----------   ----------
  Total assets                                        $ 1,668,092   $  890,552
                                                      ===========   ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                    $    39,226   $   56,722
  Note Payable-shareholder                                347,884      355,384
  Other current liabilities                               115,463      413,289
  Current Poriton of Long Term Debt                       285,764      373,871
                                                      -----------   ----------
  Total current liabilities                               788,337    1,199,266
Long-term liabilities
  Note Payable-related party                               77,298       95,570
  Convertible Debentures                                2,421,969
  Discount on Convertible Debentures                     (485,014)
  Equipment Loans                                          28,070       40,602
                                                      -----------   ----------
  Total liabilities                                     2,830,660    1,335,438
                                                      -----------   ----------
Stockholders' Equity (Deficit)
  Preferred stock, authorized 300,000 shares,
    Par value $0.001, issued and outstanding at
    2/28/06 and 8/31/05 is 234,800 shares
    respectively.                                             235          235
  Common stock, authorized 500,000,000 shares,
    $0.001 par value, issued and outstanding at
    5/31/06 and 8/31/05 is 5,549,502 and 5,176,168
    shares respectively.                                    5,549        5,176
  Paid in Capital                                         746,008      187,517
  Stock Subscribed                                         36,000       36,000
  Retained Earnings(Deficit)                           (1,950,360)    (673,814)
                                                      -----------   ----------
  Total stockholders' equity (deficit)                 (1,162,568)    (444,886)
                                                      -----------   ----------
Total liabilities and stockholders' equity            $ 1,668,092   $  890,552
                                                      ===========   ==========

     All assets are pledged as collateral for the SBA and shareholder loans

   The accompanying notes are an integral part of these financial statements.

                               SEW CAL LOGO, INC.

                            STATEMENTS OF OPERATIONS

                                                               Year Ended
                                                               August 31,
                                                       ------------------------
                                                           2006         2005
                                                       -----------   ----------
Revenue:
  Sales of Caps, Embroidery and Other                  $ 2,268,432   $2,322,100
                                                       -----------   ----------
  Total Revenue                                          2,268,432    2,322,100
Cost of Goods Sold                                       2,084,738    1,898,125
                                                       -----------   ----------
  Gross profit                                             183,694      423,975
                                                       -----------   ----------
Expenses:
  General and Administrative                               488,546      156,418
  Officer and Administrative Compensation                  413,812      285,208
  Consulting, Legal and Accounting                         167,883           --
  Depreciation                                              98,189        9,792
  Rent                                                     165,000           --
  Interest Expense                                         126,810       77,923
                                                       -----------   ----------
  Total expenses                                         1,460,240      529,341
                                                       -----------   ----------
  Income (loss) before income taxes                     (1,276,546)    (105,366)
                                                       -----------   ----------
Provision for income taxes                                      --           --
                                                       -----------   ----------
  Net income (loss)                                    $(1,276,546)  $ (105,366)
                                                       ===========   ==========
Basic and Diluted Earnings (Loss) per Share            $     (0.24)  $    (0.02)
                                                       -----------   ----------
Weighted Average Number of Common Shares                 5,307,438    5,128,793
                                                       -----------   ----------

   The accompanying notes are an integral part of these financial statements.

                               SEW CAL LOGO, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                        Preferred Stock      Common Stock                   Stock        Retained       Total
                                       ----------------   ------------------    Paid in     Stock        Earnings    Stockholders'
                                        Shares   Amount     Shares    Amount    Capital   Subscribed    (Deficit)       Equity
                                       -------   ------   ---------   ------   --------   ----------   -----------   -------------
Balance, August 31, 2002               189,800    $190    3,000,000   $3,000   $  1,810     $    --    $  (573,885)   $  (568,885)
Contributed Officer Services                                                     60,000                                    60,000
Net (Loss) for the year                                                                                    (45,381)       (45,381)
                                       -------    ----    ---------   ------   --------     -------    -----------    -----------
Balance, August 31, 2003               189,800     190    3,000,000    3,000     61,810                   (619,266)      (508,885)
Recapitalization 2/24/04
  Shares issued at par value                                520,000      520       (520)
Shares issued for services at par       45,000      45    1,500,000    1,500                                                1,545
Net Income for the year                                                                                     50,818         50,818
                                       -------    ----    ---------   ------   --------     -------    -----------    -----------
Balance, August 31, 2004               234,800     235    5,020,000    5,020     61,290                   (568,448)      (456,522)
Equipment Purchase                                           33,334       33    114,067                                   114,100
Shares issued for Services
  at $0.10 per share                                        122,834      123     12,160                                    12,283
Stock Subscribed                                                                             36,000                        36,000
Net Income (Loss) for year                                                                                (105,366)      (105,366)
                                       -------    ----    ---------   ------   --------     -------    -----------    -----------
Balance, August 31, 2005               234,800     235    5,176,168    5,176    187,517      36,000       (673,814)      (399,505)
Shares issued for Services
  at $0.15 per share                                         50,000       50      7,450                                     7,500
Discount on Convertible Debentures                                              515,000                                   515,000
Shares issued for Services
  at $0.10 per share                                         33,334       33      3,300                                     3,333
Shares issued for Conversion of Debt                        290,000      290     32,741                                    33,031
Net Income (Loss) for period                                                                            (1,276,546)    (1,276,546)
                                       -------    ----    ---------   ------   --------     -------    -----------    -----------
Balance, August 31, 2006               234,800    $235    5,549,502   $5,549   $746,008     $36,000    $(1,950,360)   $(1,117,187)
                                       =======    ====    =========   ======   ========     =======    ===========    ===========

All above shares have been retroactively adjusted for the recapitalization of 100 shares of common stock on February 26, 2004

   The accompanying notes are an integral part of these financial statements.

                               SEW CAL LOGO, INC.
                            STATEMENTS OF CASH FLOWS

                                                               Year Ended
                                                               August 31,
                                                        -----------------------
                                                            2006         2005
                                                        -----------   ---------
Operating Activities:
Net income (loss)                                       $(1,276,546)  $(105,366)
  Depreciation                                               98,189      56,847
  Stock issued for services                                  10,833          --
  Amortization of Discount on Debentures                     29,986          --
  Stock issued in conversion of debt                         33,031          --
Adjustments to reconcile net income (loss)
  (Increase) decrease in prepaid Expenses                    (1,922)     (1,600)
  (Increase) decrease in inventory                           64,385     (91,341)
  (Increase) decrease in other assets                         6,000          --
  (Increase) decrease in accounts receivable                  3,953       6,513
  Increase (decrease) in accounts payable                    21,894     (31,342)
  Increase (decrease) in other current liabilities         (337,216)    216,708
                                                        -----------   ---------
  Net cash provided by (used in) operating activities    (1,347,413)     50,419
                                                        -----------   ---------
Investing Activities:
Purchases/disposals of equipment                            (16,759)   (108,877)
                                                        -----------   ---------
  Cash (used) in investing activities                       (16,759)   (108,877)
                                                        -----------   ---------
Financing Activities:
Notes Payable                                              (106,379)     42,235
Debentures Payable                                        2,421,969          --
Stock Subscription                                               --      36,000
Stock Sales                                                      --      12,283
Increase/(Decrease) in shareholder loan                      (7,500)         --
Decrease in SBA Loan                                             --      (6,400)
Repayment of equipment loan                                 (12,532)     (8,151)
Increase in equipment loan                                       --      18,866
                                                        -----------   ---------
  Net cash provided by (used in) financing activities     2,295,558      94,833
                                                        -----------   ---------
Net increase (decrease) in cash and cash equivalents        931,386      36,375
Cash and cash equivalents at beginning of the year           56,865      20,490
                                                        -----------   ---------
Cash and cash equivalents at end of the year            $   988,251   $  56,865
                                                        ===========   =========
Supplemental Information
Interest                                                $   126,810   $  77,923
Taxes                                                   $        --   $      --

   The accompanying notes are an integral part of these financial statements.

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     (Years Ended August 31, 2006 and 2005)

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

Accounts Receivable

The Company's trade accounts receivable and allowance for doubtful accounts are shown below.

                                   8/31/06    8/31/05
                                  --------   --------
Gross Trade Accounts Receivable   $262,765   $268,149
Allowance for Doubtful Accounts     (1,250)    (2,681)
                                  --------   --------
Accounts Receivable, net          $261,515   $265,468
                                  --------   --------

Revenue Recognition

The Company recognizes revenue from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     (Years Ended August 31, 2006 and 2005)

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

                         8/31/06    8/31/05
                        --------   --------
Raw Materials and WIP   $124,049   $188,434
Finished Goods                 0          0
                        --------   --------
Total Inventory         $124,049   $188,434
                        --------   --------

Equipment and Machinery

Equipment and machinery are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives ranging from five to seven years. Depreciation and amortization expense for the fiscal years August 31, 2006, and 2005 amounted to $56,847, and $78,330 respectively. Gains from losses on sales and disposals are included in the statements of operations. Maintenance and repairs are charged to expense as incurred. As of May 31, 2006 and August 31, 2005 equipment and machinery consisted of the following:

                            8/31/06    8/31/05
                           --------   --------
Equipment and Machinery    $968,644   $968,644
Less:
Accumulated depreciation    678,586    597,156
                           --------   --------
                           $290,058   $371,488
                           --------   --------

Fiscal Year

The Company operates on a fiscal year basis with a year ending August 31.

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     (Years Ended August 31, 2006 and 2005)

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

NOTE 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss during the last five years of operations. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Managements Plan

Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. It is in the process of expanding its sales and distribution capability.

NOTE 3. Accounts Payable and Other Current Liabilities

As of the period ends shown, accounts payable and accrued liabilities consisted of the following:

                                              8/31/06    8/31/05
                                             --------   --------
Trade accounts payable                       $ 39,226   $ 56,722
                                             ========   ========
Sales tax payable                               4,896      8,520
Short Term Loan - Related Party
Payroll Liabilities                            71,177     52,046
Credit Card Debt                               15,299     55,223
Revolving bank line of credit (Prime +
  3.8 %, interest only)                        24,091     52,000
Revolving bank line of credit (prime +
  3.8750 % Interest only, reviewed yearly)               245,500
                                             --------   --------
                                             $115,462   $413,289
                                             ========   ========

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     (Years Ended August 31, 2006 and 2005)

NOTE 4. Note Payable- Related Party

On March 1, 2003, for purposes of working capital, the sole shareholder and spouse made a $355,384 subordinated loan to the Company. The Company is obligated to pay monthly interest only on the subordinated loan during its term at the rate of 10% per annum (fixed-rate calculated as simple interest). The entire principal amount of the loan was originally due on March 1, 2004, and has continued from that time on a month-to-month basis. The subordinated loan, which was consented to by United Commercial Bank and subsequent banks, is collateralized by the assets of the Company, including but not limited to any and all equipment owned by the Company, inventory, and outstanding receivables. Balance at August 31,2006 is $347,884.

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

On August 11, 2004 the Company refinanced this SBA loan with Pacific Liberty Bank. As of August 31, 2006 the balance was $285,764. Monthly payments are made the 15th of each month with interest at prime plus 2.5. Currently the interest rate is 9.5%. This loan is collateralized by the assets of the corporation and is in first place before the shareholder loan.

On April 16, 2003 the Company entered an installment sale contract with GMAC for the purchase of a vehicle. The total amount financed at signing was $40,754 that represents the total sale price. The agreement requires 60 monthly payments of approximately $679 beginning on May 16, 2003 and ending on April 16, 2008. The outstanding balance at August 31, 2006 was $14,943. This vehicle note was obtained by GMAC under special financing and carries no interest.

The Company has a second installment loan with GMAC on a vehicle with a balance as of August 31, 2006 of $13,127

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

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     (Years Ended August 31, 2006 and 2005)

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

The Company has recorded a discount on the convertible debentures of $315,000. During the period ended May 31, 2006 the Company has converted $33,031 debt into stock and expensed $14,985 of the recorded discount as interest expense. The company will amortize the remaining discount over the life of the debentures.

On July 31, 2006 the Company executed an equity financing agreement wherein it has issued $500,000 in callable convertible debentures and 20,000,000 seven year warrants exercisable at $0.05 per share. The debentures are convertible to common stock at 40% below the lowest three intra-day trading price during the 20 trading days immediately preceding conversion. The aggregate number of shares to possibly be issued at 100% conversion is 69,444,444 shares. Calculated using a current 3 day trading average price per share of $0.012 per share less 40% is $0.0072 per share divided into $500,000 equals 69,444,444 shares.

Because the current stock price is well below the exercisable price of the warrants, they are considered "out of the money" and no discount has been recorded.

The Company has recorded a discount on the convertible debentures of $333,333 which represents the 40% discount and will be amortized to interest expense over the life of the debentures.

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

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     (Years Ended August 31, 2006 and 2005)

Common Stock

On August 25, 2006 the Company's authorization to issued common stock was increased from 50,000,000 shares to 500,000,000 shares at par value of $0.001

As of August 31, 2004 (post merger) the Company had 5,020,000 common shares issued and outstanding.

In May 2005 the Company purchased equipment valued at $114,100 for 33,334 common share and issued 122,834 common shares for services valued at $12,283.

As of 31 May 2005 the Company had received from investors $36,000 in investment funds for which restricted common shares will be issued. The exact number of shares has not yet been determined.

On January 6, 2006 the Company issued 50,000 common shares for services valued at $7,500.

On February 16, 2006 the company entered into a securities purchase agreement for a total subscription amount of $2,000,000 that includes stock purchase warrants and callable convertible debentures. A discount on convertible debentures was recorded against additional paid in capital of $315,000 which will be amortized over the life of the debentures. The total subscription includes an aggregate of 2,142,858 five-year warrants exercisable for the same number of common shares at $0.50 per share. An aggregate of 25,974,026 common shares have been registered and are available for issue to potentially convert the full $2,000,000.

On July 31, 2006 the company issued $500,000 in convertible debentures at a 40% discount. A discount on convertible debentures was recorded against additional paid in capital of $333,333 which will be amortized over the life of the debentures. Common stock registered to convert the full $500,000 was calculated at 69,444,444 shares using the current three day average price per share of $0.012 less a 40% discount.

On May 31, 2006 the Company issued 290,000 common shares by converting $33,031 of debenture debt and issued 33,334 common shares for consulting services valued at $3,333.

Warrants

With the $1,955,000 worth of convertible debentures described above 2,000,000 five-year warrants for commons stock exercisable at $0.50 per share were issued and with the $500,000 convertible debentures 20,000,000 seven-year warrants for common shares exercisable at $0.05 per share were issued. Both exercisable prices are "out of the money" therefore no discount has been recorded.

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     (Years Ended August 31, 2006 and 2005)

NOTE 7. Interest Expense

Interest expense for the years ended August 31, 2006 and 2005 is $126,810 and $77,923 respectively.

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

At August 31, 2006, federal income tax net operating loss carry forwards ("NOL's") which were available to the Company were the following with the year in which they expire.

Year (8/31)     Amount     Expires
-----------   ----------   -------
1996          $    2,104     2011
1997               9,265     2012
1998              26,317     2013
1999              21,074     2019
2000              50,619     2020
2001              21,675     2020
2002             319,424     2022
2003              45,381     2023
2005             105,366     2025
2006           1,276,546     2026
              ----------
Total         $1,877,771
              ==========

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     (Years Ended August 31, 2006 and 2005)

Were the NOL tax asset to be recorded at 8/31/05 it would be a long-term asset of $281,666. Continued profitability by the Company will be a major factor in the valuation account being removed and the recording of this asset.

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

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     (Years Ended August 31, 2006 and 2005)

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