Form 10QSB
period 2006-11-30
SEW CAL LOGO INC
filed 2007-01-16
CIK 1281984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 2006

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 30, 2006, there were 12,074,036 shares of the registrant's Common Stock outstanding and 234,800 shares of Series A Preferred Stock outstanding.

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

                          MOORE & ASSOCIATES, CHARTERED
                            ACCOUNTANTS AND ADVISORS
                                PCAOB REGISTERED

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Sew Cal Logo, Inc.


We have reviewed the accompanying balance sheet of Sew Cal Logo as of November 30, 2006, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Sew Cal Logo, Inc.

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has accumulated a loss during the last five years of operations. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


/s/ Moore & Associates, Chartered


Moore & Associates, Chartered
Las Vegas, Nevada
January 11, 2007

             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                        (702) 253-7511 Fax: (702)253-7501

                               SEW CAL LOGO, INC.

                                 BALANCE SHEETS
                                 --------------
                                   (Unaudited)

                                                                      August 31,
                                                     November 30,        2006
                                                         2006         (Audited)
                                                     -----------    -----------
                            ASSETS
Current Assets
     Cash and cash equivalents                       $   656,345    $   988,251
     Accounts Receivable, net                            235,405        261,515
     Inventory                                           126,759        124,049
     Prepaid Expenses                                      7,516          4,219
                                                     -----------    -----------
     Total current assets                              1,026,025      1,378,034
                                                     -----------    -----------
Equipment and machinery, net                             284,166        290,058
Other assets                                                  --             --
                                                     -----------    -----------
     Total assets                                    $ 1,310,191    $ 1,668,092
                                                     ===========    ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                $    18,606    $    39,226
     Note Payable-shareholder                            347,884        347,884
     Other current liabilities                            47,852        115,463
     Current Poriton of Long Term Debt                   262,374        285,764
                                                     -----------    -----------
     Total current liabilities                           676,716        788,337

Long-term liabilities
     Note Payable-related party                           62,112         77,298
     Convertible Debentures                            2,369,362      2,421,969
     Discount on Convertible Debentures                 (474,245)      (485,014)
     Equipment Loans                                      25,853         28,070
                                                     -----------    -----------
     Total liabilities                                 2,659,798      2,830,660
                                                     -----------    -----------
Stockholders' Equity (Deficit)
     Preferred stock, authorized 300,000 shares,
     Par value $0.001, issued and outstanding at
     30-Nov-06 and 31-Aug-06 is 234,800 shares
     respectively                                            235            235

     Common stock, authorized 500,000,000 shares,
     $0.001 par value, issued and outstanding at
     30-Nov-06 and 31-Aug-06 is 12,074,036 and
     5,549,502 shares respectively                        12,074          5,549

     Paid in Capital                                     872,925        746,008
     Stock Subscribed                                         --         36,000
     Retained Earnings(Deficit)                       (2,234,841)    (1,950,360)
                                                     -----------    -----------
     Total stockholders' equity (deficit)             (1,349,607)    (1,162,568)
                                                     -----------    -----------
Total liabilities and stockholders' equity           $ 1,310,191    $ 1,668,092
                                                     ===========    ===========


     All assets are pledged as collateral for the SBA and shareholder loans
                          The accompanying notes are an
                  integral part of these financial statements.

                               SEW CAL LOGO, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)


                                                          Three Months Ended
                                                              November 30
                                                    ---------------------------
                                                        2006            2005
                                                    -----------     -----------
Revenue:
     Sales of Caps, Embroidery and Other            $   566,033     $   654,657
                                                    -----------     -----------
     Total Revenue                                      566,033         654,657

Cost of Goods Sold                                      455,882         580,445
                                                    -----------     -----------
     Gross profit                                       110,151          74,212
                                                    -----------     -----------
Expenses:
     General and Administrative                         102,446          48,357
     Officer and Administrative Compensation            106,843          55,985
     Consulting, Legal and Accounting                    54,872          12,713
     Depreciation                                        20,892          20,357
     Rent                                                80,000          15,000
     Interest Expense                                    29,580          23,355
                                                    -----------     -----------
     Total expenses                                     394,633         175,767
                                                    -----------     -----------
     Income (loss) before income taxes                 (284,482)       (101,555)
                                                    -----------     -----------
Provision for income taxes                                   --              --
                                                    -----------     -----------
     Net income (loss)                              $  (284,482)    $  (101,555)
                                                    ===========     ===========

Basic and Diluted Earnings (Loss) per Share         $     (0.05)    $     (0.02)
                                                    -----------     -----------
Weighted Average Number of Common Shares              5,307,438       5,176,000
                                                    -----------     -----------


                          The accompanying notes are an
                  integral part of these financial statements.

                               SEW CAL LOGO, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       ----------------------------------
                                   (Unaudited)


                                          Preferred Stock                   Common Stock
                                       --------------------------    -------------------------     Paid in
                                          Shares        Amount          Shares        Amount       Capital
                                       -----------    -----------    -----------   -----------   -----------
Balance, August 31, 2002                   189,800    $       190      3,000,000   $     3,000   $     1,810

Contributed Officer Services                                                                          60,000

Net (Loss) for the year
                                       -----------    -----------    -----------   -----------   -----------

Balance, August 31, 2003                   189,800            190      3,000,000         3,000        61,810

Recapitalization 2/24/04
     Shares issued at par value                                          520,000           520          (520)

Shares issued for services at par           45,000             45      1,500,000         1,500

Net Income for the year
                                       -----------    -----------    -----------   -----------   -----------

Balance, August 31, 2004                   234,800            235      5,020,000         5,020        61,290

Equipment Purchase                                                        33,334            33       114,067

Shares issued for Services
     at $0.10 per share                                                  122,834           123        12,160

Stock Subscribed

Net Income (Loss) for year
                                       -----------    -----------    -----------   -----------   -----------

Balance, August 31, 2005                   234,800            235      5,176,168         5,176       187,517

Shares issued for Services
     at $0.15 per share                                                   50,000            50         7,450

Discount on Convertible Debentures                                                                   515,000

Shares issued for Services
     at $0.10 per share                                                   33,334            33         3,300

Shares issued for Conversion of Debt                                     290,000           290        32,741

Net Income (Loss) for period
                                       -----------    -----------    -----------   -----------   -----------

Balance, August 31, 2006                   234,800            235      5,549,502         5,549       746,008

Common Stock Issued for Cash                                              61,000            61        60,939

Shares issued for Services                                               683,534           684        19,151


Shares issued for Conversion of Debt                                   5,780,000         5,780        46,827


Net Income (Loss) for period
                                       -----------    -----------    -----------   -----------   -----------
Balance, November 30, 2006                 234,800    $       235     12,074,036   $    12,074   $   872,925
                                       ===========    ===========    ===========   ===========   ===========

                                                     Retained       Total
                                          Stock      Earnings    Stockholders'
                                       Subscribed   (Deficit)       Equity
                                       ----------  -----------    -----------
Balance, August 31, 2002                 $    --   $  (573,885)   $  (568,885)

Contributed Officer Services                                           60,000

Net (Loss) for the year                                (45,381)       (45,381)
                                         -------   -----------    -----------

Balance, August 31, 2003                              (619,266)      (554,266)

Recapitalization 2/24/04
     Shares issued at par value

Shares issued for services at par                                       1,545

Net Income for the year                                 50,818         50,818
                                         -------   -----------    -----------

Balance, August 31, 2004                              (568,448)      (501,903)

Equipment Purchase                                                    114,100

Shares issued for Services
     at $0.10 per share                                                12,283

Stock Subscribed                          36,000                       36,000

Net Income (Loss) for year                            (105,366)      (105,366)
                                         -------   -----------    -----------

Balance, August 31, 2005                  36,000      (673,814)      (444,886)

Shares issued for Services
     at $0.15 per share                                                 7,500

Discount on Convertible Debentures                                    515,000

Shares issued for Services
     at $0.10 per share                                                 3,333

Shares issued for Conversion of Debt                                   33,031

Net Income (Loss) for period                        (1,276,545)    (1,276,545)
                                         -------   -----------    -----------

Balance, August 31, 2006                  36,000    (1,950,359)    (1,162,567)

Common Stock Issued for Cash             (36,000)                      25,000

Shares issued for Services                                             19,835


Shares issued for Conversion of Debt                                   52,607


Net Income (Loss) for period                          (284,482)      (284,482)
                                         -------   -----------    -----------
Balance, November 30, 2006               $    --   $(2,234,841)   $(1,349,607)
                                         =======   ===========    ===========



                          The accompanying notes are an
                  integral part of these financial statements.

                               SEW CAL LOGO, INC.

                            Statements of Cash Flows
                            ------------------------
                                   (Unaudited)

                                                                    Three Months Ended
                                                                       November 30,
                                                            ----------------------------------
                                                               2006                     2005
                                                            ---------                ---------
Operating Activities:
Net income (loss)                                           $(284,482)               $(101,555)
        Depreciation                                           20,892                   20,358
        Stock issued for services                              19,835                       --
        Amortization of Discount on Debentures                 10,769                       --
        Stock issued in conversion of debt                     52,607                       --
Adjustments to reconcile net income (loss)
        (Increase) decrease in prepaid Expenses                (3,297)                     697
        (Increase) decrease in inventory                       (2,710)                  14,290
        (Increase) decrease in other assets                        --                       --
        (Increase) decrease in accounts
        receivable                                             26,110                  (97,984)
        Increase (decrease) in accounts payable               (20,620)                  16,089
        Increase (decrease) in other current
        liabilities                                           (91,001)                 141,677
                                                            ---------                ---------
                                                                   --
        Net cash provided by (used in)
         operating activities                                (271,897)                  (6,428)
                                                            ---------                ---------
Investing Activities:
Purchases/disposals of equipment                              (15,000)                      --
                                                            ---------                ---------
        Cash (used) in investing activities                   (15,000)                      --
                                                            ---------                ---------
Financing Activities:
Notes Payable                                                 (15,186)                 (40,616)
Debentures Payable                                            (52,607)                      --
Stock Sales                                                    25,000                       --
Increase/(Decrease) in shareholder loan                            --                   (4,485)
Repayment of equipment loan                                    (2,217)                  (3,303)
                                                            ---------                ---------
        Net cash provided by (used in)
         financing activities                                 (45,010)                 (48,404)
                                                            ---------                ---------
Net increase (decrease) in cash and cash
equivalents                                                  (331,907)                 (54,832)

Cash and cash equivalents at beginning of the year            988,251                   56,865
                                                            ---------                ---------
Cash and cash equivalents at end of the year                $ 656,344                $   2,033
                                                            =========                =========

Supplemental Information
Interest                                                    $  29,580                $  23,355
Taxes                                                       $      --                $      --


                          The accompanying notes are an
                  integral part of these financial statements.

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     (November 30, 2006 and August 31, 2006)

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

Accounts Receivable

The Company's trade accounts receivable and allowance for doubtful accounts are shown below.

                                                    30-Nov-06      31-Aug-06

         Gross Trade Accounts Receivable              $236,665     $262,765
         Allowance for Doubtful Accounts                (1,250)      (1,250)
                                                      --------     --------
         Accounts Receivable, net                     $235,405     $261,515
                                                      ========     ========

Revenue Recognition

The Company recognizes revenue from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     (November 30, 2006 and August 31, 2006)

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

                                            30-Nov-06         31-Aug-06
                                            ---------         ---------
         Raw Materials and WIP               $126,759          $124,049
         Finished Goods                             0                 0
                                            ---------         ---------
         Total Inventory                     $126,759          $124,049
                                            =========         =========

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

                                            30-Nov-06         31-Aug-06
                                            ---------         ---------
         Equipment and Machinery             $983,644          $968,644
         Less:
         Accumulated depreciation             699,478           678,856
                                            ---------         ---------

                                             $284,166          $290,058
                                            =========         =========

Fiscal Year

The Company operates on a fiscal year basis with a year ending August 31.

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     (November 30, 2006 and August 31, 2006)

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


NOTE 3.  Accounts Payable and Other Current Liabilities

As of the period ends shown, accounts payable and accrued liabilities consisted of the following:

                                                 30-Nov-06         31-Aug-06
                                                 ---------         ---------
Trade accounts payable                             $18,606         $ 39,266
                                                   =======         ========

Sales tax payable                                    4,122            4,896
Short Term Loan - Related Party
Payroll Liabilities                                  2,801           71,177
Credit Card Debt                                    15,299           15,299
Revolving bank line of credit (Prime +
3.8 %, interest only)                               24,091           24,091
Revolving bank line of credit (prime +
3.8750 % Interest only, reviewed yearly)                               0.00
                                                   -------         --------

                                                   $47,852         $115,463
                                                   =======         ========

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     (November 30, 2006 and August 31, 2006)

NOTE 4.  Note Payable- Related Party

On March 1, 2003,  for purposes of working  capital,  the sole  shareholder  and spouse made a $355,384 subordinated loan to the Company. The Company is obligated to pay monthly interest only on the subordinated loan during its term at the rate of 10% per annum (fixed-rate calculated as simple interest). The entire principal amount of the loan was originally due on March 1, 2004, and has continued from that time on a month-to-month basis. The subordinated loan, which was consented to by United Commercial Bank and subsequent banks, is collateralized by the assets of the Company, including but not limited to any and all equipment owned by the Company, inventory, and outstanding receivables. Balance at November 30, 2006 is $347,884.

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

On August 11, 2004 the Company refinanced this SBA loan with Pacific Liberty Bank. As of November 30, 2006 the balance was $262,374. Monthly payments are made the 15th of each month with interest at prime plus 2.5. Currently the interest rate is 9.5%. This loan is collateralized by the assets of the corporation and is in first place before the shareholder loan.

On April 16, 2003 the Company entered an installment sale contract with GMAC for the purchase of a vehicle. The total amount financed at signing was $40,754 that represents the total sale price. The agreement requires 60 monthly payments of approximately $679 beginning on May 16, 2003 and ending on April 16, 2008. The outstanding balance at November 30, 2006, 2006 was $13,266. This vehicle note was obtained by GMAC under special financing and carries no interest.

The Company has a second installment loan with GMAC on a vehicle with a balance as of November 30, 2006 of $12,587.

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

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     (November 30, 2006 and August 31, 2006)

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

On July 31, 2006 the Company executed an equity financing agreement wherein it has issued $500,000 in callable convertible debentures and 20,000,000 seven year warrants exercisable at $0.05 per share. The debentures are convertible to common stock at 40% below the lowest three intra-day trading price during the 20 trading days immediately preceding conversion. The aggregate number of shares to possibly be issued at 100% conversion is 69,444,444 shares. Calculated using a current 3 day trading average price per share of $0.012 per share less 40% is $0.0072 per share divided into $500,000 equals 69,444,444 shares. Because the current stock price is well below the exercisable price of the warrants, they are considered "out of the money" and no discount has been recorded. The Company has recorded a discount on the convertible debentures of $200,000 which represents the 40% discount and will be amortized to interest expense over the life of the debentures.

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

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     (November 30, 2006 and August 31, 2006)

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

The Company converted $52,607 debt into 5,780,000 common shares during the period ended November 30, 2006.

The Company issued 61,000 common shares for cash of $25,000 and the subscription deposit of $36,000 received in May 2005 in a private placement.

The Company issued 683,534 common shares for services valued at $19,835.

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     (November 30, 2006 and August 31, 2006)

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
                                            ==========

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     (November 30, 2006 and August 31, 2006)

Were the NOL tax asset to be recorded at August 31, 2006 it would be a long-term asset of $281,666. Continued profitability by the Company will be a major factor in the valuation account being removed and the recording of this asset.

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

                               SEW CAL LOGO, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     (November 30, 2006 and August 31, 2006)

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

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED


             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Sew Cal Logo, Inc.


We have reviewed the accompanying balance sheet of Sew Cal Logo as of November 30, 2006, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Sew Cal Logo, Inc.

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has accumulated a loss during the last five years of operations. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


/s/ Moore & Associates, Chartered


Moore & Associates, Chartered
Las Vegas, Nevada
January 11, 2007



             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                        (702) 253-7511 Fax: (702)253-7501

                               SEW CAL LOGO, INC.
                                 BALANCE SHEETS

                              Results of Operations

Total revenue was $566,033 for the quarter ended November 30, 2006 as compared to $654,657for the quarter ended November 30, 2005, a net decrease of $88,624. The net decrease is primarily due to loss of private label business as the market for headwear manufacturing continued moving to Chinese imports. Officer and Administrative Compensation was $106,343 for the quarter ended November 30, 2006 as compared to $55,985 for the quarter ended November 30, 2005, a net increase of $50,358. The net increase is due to the addition of administrative staff and scheduled increases in officer compensation. Total Assets were $1,310,191 at November 30, 2006 as compared to $1,668,092 at August 31, 2006, a net decrease of $357,901. The net decrease was primarily due increased investment, legal expenses, and advertising in development of our trademarks and branding of our own apparel line.


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

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of 2006/2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

SEW CAL LOGO, INC. v. BURT MARTIN ARNOLD SECURITIES, INC., ET AL. Superior Court of California for the County of Los Angeles CASE NO. BC351248

In April, 2006 we filed suit against Burt Martin Arnold Securities ("BMA") for breach of contract and return of deposit. BMA counter sued for a finder's fee. The case has settled and is pending dismissal.

GRAPHIC PRINTS, INC. v. SEW CAL LOGO, INC. United States District Court for the Central District of California CASE NO.: CV06-6427 JFW (PJWx)

In October Plaintiff Graphic Prints Inc. filed suit asserting infringement and related causes of action with respect to its alleged trademarks. Sew Cal denies that any such activities have taken place, disputes the validity of plaintiff's purported trademarks and will vigorously defend the suit.

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

               Date:  January 12, 2007     By: /s/ Richard Songer
                                               ---------------------------------
                                               Richard Songer
                                               President, Director and Chie
                                               Executive Officer


                                           By: /s/ Judy Songer
                                               ---------------------------------
                                               Judy Songer
                                               Director and Chief
                                               Financial Officer