Form 10QSB
period 2007-02-28
SEW CAL LOGO INC
filed 2007-04-16
CIK 1281984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended February 28, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 28, 2007, there were17,764,036 shares of the registrant's Common Stock outstanding and 234,800 shares of Series A Preferred Stock outstanding.

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

We have reviewed the accompanying balance sheet of Sew Cal Logo Inc. as of February 28, 2007, and the related statements of income, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Sew Cal Logo Inc.

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
April 12, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax:
(702)253-7501

SEW CAL LOGO, INC.

BALANCE SHEETS
(Unaudited)

		August 31,
	February 28,	2006
	2007	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$572,806	$988,251
Accounts Receivable, net	159,870	261,515
Inventory	123,356	124,049
Prepaid Expenses	14,109	4,219

Total current assets	870,141	1,378,034

Equipment and machinery, net	263,273	290,058
Other assets	-	-

Total assets	$1,133,414	$1,668,092

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$39,108	$39,226
Note Payable-shareholder	347,884	347,884
Other current liabilities	181,842	115,463
Current Poriton of Long Term Debt	258,694	285,764

Total current liabilities	827,528	788,337

Long-term liabilities
Note Payable-related party	56,077	77,298
Convertible Debentures	2,353,071	2,421,969
Discount on Convertible Debentures	(463,476)	(485,014)
Equipment Loans	23,394	28,070

Total liabilities	2,796,594	2,830,660

Stockholders' Equity (Deficit)
Preferred stock, authorized 300,000 shares,
Par value $0.001, issued and outstanding at
28-Feb-07 and 31-Aug-06 is 234,800 shares
respectively.	235	235

Common stock, authorized 500,000,000 shares,
$0.001 par value, issued and outstanding at
28-Feb-07 and 31-Aug-06 is 17,934,556 and
5,549,502 shares respectively.	17,764	5,549

Paid in Capital	883,526	746,008
Stock Subscribed	-	36,000
Retained Earnings(Deficit)	(2,564,705)	(1,950,360)

Total stockholders' equity (deficit)	(1,663,180)	(1,162,568)

Total liabilities and stockholders' equity	$1,133,414	$1,668,092

SEW CAL LOGO, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	February 28,		February 28,
	2007	2006	2007	2006

Revenue:
Sales of Caps, Embroidery and Other	$1,005,468	$1,076,652	$443,864	$555,061

Total Revenue	1,005,468	1,076,652	443,864	555,061

Cost of Goods Sold	907,108	827,157	455,655	453,710

Gross profit	98,360	249,495	(11,791)	101,351

Expenses:
General and Administrative	163,678	30,507	61,232	12,571
Officer and Administrative Compensation	201,266	144,502	94,423	83,880
Consulting, Legal and Accounting	107,469	7,747	52,597	247
Depreciation	41,784	4,759	20,892	2,379
Rent	140,000	21,000	60,000	7,500
Interest Expense	58,509	32,395	18,160	19,552

Total expenses	712,706	240,910	307,304	126,129

Income (loss) before income taxes	(614,346)	8,585	(319,095)	(24,778)

Provision for income taxes	-	5,718	-	-

Net income (loss)	$(614,346)	$2,867	$(319,095)	$(24,778)

Basic and Diluted Earnings (Loss) per Share	$(0.05)	$0.00	$(0.03)	$(0.00)

Weighted Average Number of Common Shares	12,030,707	5,020,000	12,030,707	5,020,000

SEW CAL LOGO, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

							Retained	Total
	Preferred Stock		Common Stock		Paid in	Stock	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Subscribed	(Deficit)	Equity

Balance, August 31, 2002	189,800	$190	3,000,000	$3,000	$1,810	$-	$(573,885)	$(568,885)

Contributed Officer Services					60,000			60,000

Net (Loss) for the year							(45,381)	(45,381)

Balance, August 31, 2003	189,800	190	3,000,000	3,000	61,810		(619,266)	(554,266)

Recapitalization 2/24/04
Shares issued at par value			520,000	520	(520)

Shares issued for services at par	45,000	45	1,500,000	1,500				1,545

Net Income for the year							50,818	50,818

Balance, August 31, 2004	234,800	235	5,020,000	5,020	61,290		(568,448)	(501,903)

Equipment Purchase			33,334	33	114,067			114,100

Shares issued for Services
at $0.10 per share			122,834	123	12,160			12,283

Stock Subscribed						36,000		36,000

Net Income (Loss) for year							(105,366)	(105,366)

Balance, August 31, 2005	234,800	235	5,176,168	5,176	187,517	36,000	(673,814)	(444,886)

Shares issued for Services
at $0.15 per share			50,000	50	7,450			7,500

Discount on Convertible Debentures					515,000			515,000

Shares issued for Services
at $0.10 per share			33,334	33	3,300			3,333

Shares issued for Conversion of Debt			290,000	290	32,741			33,031

Net Income (Loss) for period							(1,276,545)	(1,276,545)

Balance, August 31, 2006	234,800	235	5,549,502	5,549	746,008	36,000	(1,950,359)	(1,162,567)

Common Stock Issued for Cash			61,000	61	60,939	(36,000)		25,000

Shares issued for Services			683,534	684	19,151			19,835

Shares issued for Conversion of Debt			11,470,000	11,470	57,428			68,898

Net Income (Loss) for period							(614,346)	(614,346)

Balance, February 28, 2007	234,800	$235	17,764,036	$17,764	$883,526	$-	$(2,564,705)	$(1,663,180)

SEW CAL LOGO, INC.

Statements of Cash Flows
(Unaudited)

	Six Months Ended
	February 28,
	2007	2006
Operating Activities:
Net income (loss)	$(614,346)	$(306,146)
Depreciation	41,784	23,954
Stock issued for services	19,835	7,500
Amortization of Discount on Debentures	21,538	-
Stock issued in conversion of debt	68,898	-
Adjustments to reconcile net income (loss)
(Increase) decrease in prepaid Expenses	(9,890)	(18,374)
(Increase) decrease in inventory	693	38,071
(Increase) decrease in other assets	-	-
(Increase) decrease in accounts receivable	101,645	22,568
Increase (decrease) in accounts payable	(118)	(28,272)
Increase (decrease) in other current liabilities	66,379	(312,971)
	-
Net cash provided by (used in) operating activities	(303,582)	(573,670)

Investing Activities:
Purchases/disposals of equipment	(15,000)	(33,239)

Cash (used) in investing activities	(15,000)	(33,239)

Financing Activities:
Notes Payable	(48,291)	(9,017)
Debentures Payable	(68,898)	700,000
Stock Sales	25,000	-
Increase/(Decrease) in shareholder loan		(7,500)
Repayment of equipment loan	(4,674)	(52,616)

Net cash provided by (used in) financing activities	(96,863)	630,867

Net increase (decrease) in cash and cash equivalents	(415,445)	23,958

Cash and cash equivalents at beginning of the year	988,251	56,865

Cash and cash equivalents at end of the year	$572,806	$80,823

Supplemental Information
Interest	$58,509	$29,165
Taxes	$-	$-

SEW CAL LOGO, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(February 28, 2007 and August 31, 2006

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

Accounts Receivable

The Company’s trade accounts receivable and allowance for doubtful accounts are shown below.

	28-Feb-07	31-Aug-06

Gross Trade Accounts Receivable	$161,120	$262,765
Allowance for Doubtful Accounts	(1,250)	(1,250
Accounts Receivable, net	$159,870	$261,515

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

	28-Feb-07	31-Aug-06

Raw Materials and WIP	$123,356	$124,049
Finished Goods	0	0
Total Inventory	$123,356	$124,049

Equipment and Machinery

Equipment and machinery are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives ranging from five to seven years. Depreciation and amortization expense for the period ended February 28, 2007 and the fiscal year August 31, 2006, amounted to $41,784 and $98,189 respectively. Gains from losses on sales and disposals are included in the statements of operations. Maintenance and repairs are charged to expense as incurred. As of February 28, 2007 and August 31, 2006 equipment and machinery consisted of the following:

	28-Feb-07	31-Aug-06

Equipment and Machinery	$983,644	$968,644
Less:
Accumulated depreciation	720,371	678,856
	$263,273	$290,058

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

NOTE 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss during the last five years of operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Managements Plan

Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. It is in the process of expanding its sales and distribution capability.

NOTE 3. Accounts Payable and Other Current Liabilities

As of the period ends shown, accounts payable and accrued liabilities consisted of the following:

	28-Feb-07	31-Aug-06

Trade accounts payable	$39,108	$39,226

Sales tax payable	1,651	4,896
Short Term Loan - Related Party
Payroll Liabilities	65,204	71,177
Credit Card Debt	21,475	15,299
Revolving bank line of credit (Prime +
3.8%, interest only)	93,512	24,091
Revolving bank line of credit (prime +
3.8750 % Interest only, reviewed yearly)		0.00
	$181,842	$115,463

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

On August 11, 2004 the Company refinanced this SBA loan with Pacific Liberty Bank. As of February 28, 2007 the balance was $258,694. Monthly payments are made the 15th of each month with interest at prime plus 2.5. Currently the interest rate is 9.5%. This loan is collateralized by the assets of the corporation and is in first place before the shareholder loan.

On April 16, 2003 the Company entered an installment sale contract with GMAC for the purchase of a vehicle. The total amount financed at signing was $40,754 that represents the total sale price. The agreement requires 60 monthly payments of approximately $679 beginning on May 16, 2003 and ending on April 16, 2008. The outstanding balance at February 28, 2007 was $11,228. This vehicle note was obtained by GMAC under special financing and carries no interest.

The Company has a second installment loan with GMAC on a vehicle with a balance as of February 28, 2007 of $12,165.

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

Because the current stock price is well below the exercisable price of the warrants, they are considered “out of the money” and no discount has been recorded.

The Company has recorded a discount on the convertible debentures of $315,000. During the period ended May 31, 2006 the Company has converted $33,031 debt into stock and expensed $14,985 of the recorded discount as interest expense. The company will amortize the remaining discount over the life of the debentures.

On July 31, 2006 the Company executed an equity financing agreement wherein it has issued $500,000 in callable convertible debentures and 20,000,000 seven year warrants exercisable at $0.05 per share. The debentures are convertible to common stock at 40% below the lowest three intra-day trading price during the 20 trading days immediately preceding conversion. The aggregate number of shares to possibly be issued at 100% conversion is 69,444,444 shares. Calculated using a current 3 day trading average price per share of $0.012 per share less 40% is $0.0072 per share divided into $500,000 equals 69,444,444 shares. Because the current stock price is well below the exercisable price of the warrants, they are considered “out of the money” and no discount has been recorded. The Company has recorded a discount on the convertible debentures of $200,000 which represents the 40% discount and will be amortized to interest expense over the life of the debentures.

NOTE 6. Stockholders’ Equity

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

Common Stock

On August 25, 2006 the Company’s authorization to issued common stock was increased from 50,000,000 shares to 500,000,000 shares at par value of $0.001

As of August 31, 2004 (post merger) the Company had 5,020,000 common shares issued and outstanding.

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

The Company converted $68,898 debt into 11,470,000 common shares during the period ended February 28, 2007.

Warrants

With the $1,955,000 worth of convertible debentures described above 2,000,000 five-year warrants for commons stock exercisable at $0.50 per share were issued and with the $500,000 convertible debentures 20,000,000 seven-year warrants for common shares exercisable at $0.05 per share were issued. Both exercisable prices are “out of the money” therefore no discount has been recorded.

NOTE 7. Interest Expense

Interest expense for the period ended February 28, 2007 and the year ended August 31, 2006 and is $58,509 and $29,165 respectively.

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

At August 31, 2006, federal income tax net operating loss carry forwards (“NOL’s”) which were available to the Company were the following with the year in which they expire.

Year (8/31)	Amount	Expires

1996	$2,104	2011
1997	9,265	2012
1998	26,317	2013
1999	21,074	2019
2000	50,619	2020
2001	21,675	2020
2002	319,424	2022
2003	45,381	2023
2005	105,366	2025
2006	1,276,546	2026

Total	$1,877,771

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

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

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

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONTINUING AND FUTURE PLAN OF OPERATIONS.

FORWARD LOOKING STATEMENTS

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

Results of Operations

Total revenue was $443,864 for the quarter ended February 28, 2007 as compared to $555,061 the quarter ended February 28, 2006, a net decrease of $111,197. The net decrease is primarily due to loss of private label business as the market for headwear manufacturing continued moving to Chinese imports. Officer and Administrative Compensation was $94,423 for the quarter ended February 28, 2007 as compared to $83,880 for the quarter ended February 28, 2006, a net increase of $10,543. The net increase is due to the addition of administrative staff and scheduled increases in officer compensation. Total Assets were $1,133,414 at February 28, 2007 as compared to $1,668,092 at August 31, 2006, a net decrease of $534,678. The net decrease was primarily due increased investment, legal expenses, and advertising in development of our trademarks and branding of our own apparel line.

Plan of Operation

In 2005 we acquired the rights to a branded line of Surf and Sports Wear items named Pipeline Posse. We have developed the necessary relationships, executed exclusive marketing and advertising programs with some of the top names in the Surfing World, designed an initial line of related surf and sports clothing, created and activated an on-line retail store for Pipeline Posse, and are planning a Summer - Fall 2007 launch of these products into selected retail stores.

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

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We recently applied to the USTPO for the trademark “Pipeline Posse” in several categories. Each of our applications is active and currently under review for approval by the USPTO examiners We will continue to assess the need for any copyright, trademark or patent applications on an ongoing basis.

Film Wardrobe & Entertainment Related Business

Film wardrobe and related business remains slow as productions continue to be produced outside the United States. This holds true for nearly all of the major studios as well as independent filmmakers, causing the majority of the local costume houses to downsize.

To counter this trend and help regain our lost dollar volume in this area we will continue our existing strategy of marketing directly to movie and television productions before they begin filming locally and send units out of town on location. Our strategy of dealing directly with producers, wardrobe personnel, and talent is beginning to pay off with recent orders from major films such as “Superman Returns” and the upcoming “American Gangster” starring Denzel Washington and Russell Crowe.

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

The first identified brand line is Pipeline Posse™. Three trademarks have been applied for and are under active review for approval by the USPTO.  We have completed initial design of a line of surf wear under the Pipeline Posse™ logo and have manufactured lifestyle oriented goods to begin a sales and marketing campaign. The exclusive rights for Pipeline Posse™ were acquired on August 15, 2005 from Braden Dias of Hawaii. Mr. Dias is a world renowned surfer and is under agreement with us to represent Pipeline Posse as a professional athlete in the development of Surf and Sportswear lines. In addition to Mr. Dias, several additional professional Hawaiian surfers are currently under agreement to represent the project and 3 support people have been hired, both in Hawaii and California. Clothing design is being aggressively developed by both in-house personnel and professional independent contractors experienced in product development for the Action Sports Industry.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 SEW CAL LOGO, INC. v. BURT MARTIN ARNOLD SECURITIES, INC., ET AL. Superior Court of California for the County of Los Angeles CASE NO. BC351248

In April, 2006 we filed suit against Burt Martin Arnold Securities (“BMA”) for breach of contract and return of deposit. BMA counter sued for a finder’s fee. The case has settled, wherein Sew Cal agreed to issue BMA 2,750,000 shares of restricted stock, with mutual dismissals entered on 03/22/2007.

GRAPHIC PRINTS, INC. v. SEW CAL LOGO, INC. United States District Court for the Central District of California CASE NO.: CV06-6427 JFW (PJWx)

In October Plaintiff Graphic Prints Inc. filed suit asserting infringement and related causes of action with respect to its alleged trademarks. Sew Cal denies that any such activities have taken place, disputes the validity of plaintiff’s purported trademarks and will vigorously defend the suit.

Naranjo v. Sew Cal Logo Inc., California Case No. BC368353

In March Mr. Naranjo filed a purported class action suit against Sew Cal asserting wages due and violations of various sections of the California Labor Code relating to his purported tenure with the company.  Sew Cal denies all allegations in the complaint and intends to defend the suit accordingly.

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

Date: April 12, 2007	By:	/s/ Richard Songer
Richard Songer President, Director and Chief Executive Officer

By:	/s/ Judy Songer
Judy Songer Director and Chief Financial Officer