Form 10QSB
period 2007-05-31
SEW CAL LOGO INC
filed 2007-07-20
CIK 1281984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended May 31, 2007

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 31, 2007, there were27,080,702 shares of the registrant's Common Stock outstanding and 300,000 shares of Series A Preferred Stock outstanding.

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

Sew Cal Logo, Inc.
207 W. 138th St
Las Angeles, CA 90061-1003

We have reviewed the accompanying balance sheet of Sew Cal Logo Inc. as of May 31, 2007, and the related statements of income, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Sew Cal Logo Inc.

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
July 17, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax:
(702)253-7501

SEW CAL LOGO, INC.

BALANCE SHEETS

		August 31,
	May 31,	2006
	2007	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$250,205	$988,251
Accounts Receivable, net	155,705	261,515
Inventory	115,454	124,049
Prepaid Expenses	9,800	4,219

Total current assets	531,164	1,378,034

Equipment and machinery, net	236,120	290,058
Other assets	-	-

Total assets	$767,284	$1,668,092

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$15,233	$39,226
Note Payable-shareholder	347,884	347,884
Other current liabilities	164,686	115,463
Current Poriton of Long Term Debt	244,583	285,764

Total current liabilities	772,386	788,337

Long-term liabilities
Note Payable-related party	51,079	77,298
Convertible Debentures	2,290,833	2,421,969
Discount on Convertible Debentures	(955,271)	(1,880,384)
Equipment Loans	11,851	28,070

Total liabilities	2,170,878	1,435,290

Stockholders' Equity (Deficit)

Preferred stock, authorized 300,000 shares,
Par value $0.001, issued and outstanding at
5/31/07 and 8/31/06 is 300,000 and 234,800
shares respectively.	300	235

Common stock, authorized 500,000,000 shares,
$0.001 par value, issued and outstanding at
5/31/07 and 8/31/06 is 27,080,702 and 5,549,502
shares respectively.	27,081	5,549
Additional Paid in Capital	4,067,597	3,812,665
Stock Subscribed	-	36,000
Accumulated Deficit	(5,498,572)	(3,621,647)

Total stockholders' equity (deficit)	(1,403,594)	232,802

Total liabilities and stockholders' equity	$767,284	$1,668,092

The accompanying notes are an integral part of these financial statements.

SEW CAL LOGO, INC.

STATEMENTS OF OPERATIONS

	Nine Months Ended		Three Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
		(Restated)		(Restated)

Revenue:
Sales of Caps, Embroidery and Other	$1,482,731	$1,652,595	$477,263	$516,040

Total Revenue	1,482,731	1,652,595	477,263	516,040

Cost of Goods Sold	1,413,501	1,644,794	497,961	584,490

Gross profit	69,230	7,801	(20,698)	(68,450)

Expenses:
General and Administrative	310,938	240,911	147,260	136,446
Officer and Administrative Compensation	284,535	304,947	83,269	226,462
Consulting, Legal and Accounting	160,754	104,562	53,285	47,349
Depreciation	60,638	44,311	18,854	20,357
Rent	152,000	33,000	12,000	-

Total expenses	968,865	727,731	314,668	430,614

Loss from Operations	(899,635)	(719,930)	(335,366)	(499,064)

Other Income (Expenses)
Other Income (Expense)	28,524	608	20,092	608
Warrant (Expense)	-	(585,343)	-	(58,343)
Interest (Expense)	(1,005,814)	(807,501)	(330,563)	(714,996)

Total other expenses	(977,290)	(1,392,236)	(310,471)	(772,731)

Loss before income taxes	(1,876,925)	(2,112,166)	(645,837)	(1,271,795)

Provision for income taxes	-	-	-	-

Net loss	$(1,876,925)	$(2,112,166)	$(645,837)	$(1,271,795)

Basic and Diluted Earnings (Loss) per Share	$(0.12)	$(0.40)	$(0.04)	$(0.24)

Weighted Average Number of Common Shares	15,248,849	5,225,836	15,248,849	5,225,836

The accompanying notes are an integral part of these financial statements.

SEW CAL LOGO, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Restated)

(From August 30, 1985 (Inception) to May 31, 2007)

					Additional			Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Subscribed	(Deficit)	Equity

Balance, August 31, 2004	234,800	$235	5,020,000	$5,020	$61,290	$-	$(568,448)	$(501,903)

Equipment Purchase			33,334	33	114,067			114,100

Shares issued for Services
at $0.10 per share			122,834	123	12,160			12,283

Stock Subscribed						36,000		36,000

Net Loss for Year							(105,366)	(105,366)

Balance, August 31, 2005	234,800	235	5,176,168	5,176	187,517	36,000	(673,814)	(444,886)

Shares issued for Services
at $0.15 per share			50,000	50	7,450			7,500

Fair Value of Warrants attached to
Convertible Debentures					1,081,657			1,081,657

Beneficial Conversion Feature attached to
Convertible Debentures					2,500,000			2,500,000

Shares issued for Services
at $0.10 per share			33,334	33	3,300			3,333

Shares issued for Conversion of Debt			290,000	290	32,741			33,031

Net Loss for Year							(2,947,833)	(2,947,833)

Balance, August 31, 2006	234,800	235	5,549,502	5,549	3,812,665	36,000	(3,621,647)	232,802

Preferred Shares issued for Services	65,200	65			1,891			1,956

Common Stock Issued for Cash			61,000	61	60,939	(36,000)		25,000

Shares issued for Services			2,829,680	2,830	79,231			82,061

Shares issued for Conversion of Debt			18,640,520	18,641	112,871			131,512

Net Income (Loss) for period							(1,876,925)	(1,876,925)

Balance, May 31, 2007	300,000	$300	27,080,702	$27,081	$4,067,597	$-	$(5,498,572)	$(1,403,594)

The accompanying notes are an integral part of these financial statements.

SEW CAL LOGO, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended
	May 31,
	2007	2006
		(Restated)
Operating Activities:
Net income (loss)	$(1,876,925)	$(2,112,166)
Depreciation	60,638	61,072
Stock issued for services	84,017	10,833
Stock issued for conversion of debt	131,512	33,031
Warrants issued for convertible debt	-	585,343
Amortization of Discount on Debentures	925,113	516,020
Adjustments to reconcile net income (loss)
(Increase) decrease in prepaid expenses	(5,581)	(7,402)
(Increase) decrease in inventory	8,595	43,953
(Increase) decrease in other assets	-	6,000
(Increase) decrease in accounts receivable	105,810	(30,367)
Increase (decrease) in accounts payable	(23,993)	(23,263)
Increase (decrease) in other current liabilities	49,223	(312,736)

Net cash provided by (used in) operating activities	(541,591)	(1,229,682)

Investing Activities:
(Purchases) disposal of equipment	(6,700)	-

Cash (used) in investing activities	(6,700)	-

Financing Activities:
Proceeds from Notes Payable	-	-
Proceeds from Debentures Payable	-	2,000,000
Stock Subscription	(36,000)	-
Stock Sales	61,000	-
Increase/(Decrease) in shareholder loan	-	-
Repayment of SBA Loan	-	-
Repayment of loans	(214,755)	(93,012)
Proceeds from equipment loan	-	-

Net cash provided by (used in) financing activities	(189,755)	1,906,988

Net increase (decrease) in cash and cash equivalents	(738,046)	677,306

Cash and cash equivalents at beginning of the period	988,251	56,865

Cash and cash equivalents at end of the period	$250,205	$734,171

Supplemental Information:
Interest	$1,005,814	$807,501
Taxes	$-	$-

Non Cash Financing Activities:
Common stock issued for converted debt	$131,512	$33,031

The accompanying notes are an integral part of these financial statements.

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

Accounts Receivable

The Company’s trade accounts receivable and allowance for doubtful accounts are shown below.

	5/31/07	8/31/06

Gross Trade Accounts Receivable	$157,278	$262,765
Allowance for Doubtful Accounts	(1,573)	(1,250)

Accounts Receivable, net	$155,705	$261,515

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

	5/31/07	8/31/06

Raw Materials and WIP	$115,454	$124,049
Finished Goods	-	-

Total Inventory	$115,454	$124,049

Equipment and Machinery

Equipment and machinery are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives ranging from five to seven years. Depreciation and amortization expense for the period ended May 31, 2007 and the fiscal year August 31, 2006 amounted to $60,638, and $81,430 respectively. Gains from losses on sales and disposals are included in the statements of operations. Maintenance and repairs are charged to expense as incurred. As of May 31, 2006 and August 31, 2005 equipment and machinery consisted of the following:

	5/31/07	8/31/06

Equipment and Machinery	$942,890	$968,644
Less:
Accumulated depreciation	706,770	678,586

	$236,120	$290,058

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

NOTE 3. Accounts Payable and Other Current Liabilities

As of the period ends shown, accounts payable and accrued liabilities consisted of the following:

	5/31/07	8/31/06

Trade accounts payable	$16,161	$39,226

Sales tax payable	$3,483	$4,896
Short Term Loan - Related Party
Payroll Liabilities	68,252	71,177
Credit Card Debt	903	15,299
Revolving bank line of credit (Prime +
3.8%, interest payable monthly), Principal
due upon maturity on 7/1/07 unless renewed
by bank, secured by accounts receivable	92,048	24,091
Revolving bank line of credit (prime +
3.8750 % Interest payable monthly), Principal
due upon maturity on 7/1/06 unless renewed
by bank, secured by accounts receivable	-	-

	$164,686	$115,462

NOTE 4. Note Payable- Related Party

On March 1, 2003, for purposes of working capital, the sole shareholder and spouse made a $355,384 subordinated loan to the Company. The Company is obligated to pay monthly interest only on the subordinated loan during its term at the rate of 10% per annum (fixed-rate calculated as simple interest). The entire principal amount of the loan was originally due on March 1, 2004, and has continued from that time on a month-to-month basis. The subordinated loan, which was consented to by United Commercial Bank and subsequent banks, is collateralized by the assets of the Company, including but not limited to any and all equipment owned by the Company, inventory, and outstanding receivables. The balance due at May 31, 2007 is $347,884.

On April 1, 2005 a shareholder loaned the company $100,000 on a five year monthly installment loan at 5% per annum for the purchase equipment. Balance of loan as of May 31, 2007 is $51,079.

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

On August 11, 2004 the Company refinanced this SBA loan with Pacific Liberty Bank. As of May 31, 2007 the balance was $244,583. Monthly payments are made the 15th of each month with interest at prime plus 2.5. Currently the interest rate is 9.5%. This loan is collateralized by the assets of the corporation and is in first place before the shareholder loan.

On April 16, 2003 the Company entered an installment sale contract with GMAC for the purchase of a vehicle. The total amount financed at signing was $40,754 that represents the total sale price. The agreement requires 60 monthly payments of approximately $679 beginning on May 16, 2003 and ending on April 16, 2008. This Loan has been paid off.

The Company has a second installment loan with GMAC on a vehicle with a balance as of August 31, 2006 of $11,851

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

The Debentures also carry five-year warrants exercisable at $0.50 per share. The aggregate number of warrants to be issued is 2,142,855. The Company has recorded an expense of $585,343 for the fair value of the warrants. The value was determined using the Black-Scholes pricing model and assumes a 5 year maturity, a risk free interest rate of 4.85% and a volatility of 207%.

The Company has recorded a discount on the convertible debentures of $2,000,000 which represents the beneficial conversion feature. During the year ended August 31, 2006 the Company has converted $33,031 debt into stock and expensed $565,752 of the recorded discount as interest expense. The Company will amortize the remaining discount over the 2 year life of the debentures. The discount was determined using the Black-Scholes pricing model and assumes a 2 year maturity, a risk free interest rate of 4.85% and a volatility of 207%.

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

During the year ended August 31, 2006, the Company recorded an expense of $496,314 for the fair value of the warrants. The value was determined using the Black-Scholes pricing model and assumes a 5 year maturity, a risk free interest rate of 4.85% and a volatility of 207%.

The Company has recorded a discount on the convertible debentures of $500,000 which represents the beneficial conversion feature and is amortized to interest expense over the 2 year life of the debentures. The Company recorded an expense of $20,833 during the year ended August 31, 2006. The discount was determined using the Black-Scholes pricing model and assumes a 2 year maturity, a risk free interest rate of 4.85% and a volatility of 207%.

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

During the quarter ended May 31, 2007 the Company issued 65,200 preferred shares for services to key employees for services.

Common Stock

On August 25, 2006 the Company’s authorization to issued common stock was increased from 50,000,000 shares to 500,000,000 shares at par value of $0.001

As of August 31, 2004 (post merger) the Company had 5,020,000 common shares issued and outstanding. The Company’s financial statements have been restated to reflect the recapitalization on a retroactive basis.

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

On February 16, 2006 the Company entered into a securities purchase agreement for a total subscription amount of $2,000,000 that includes stock purchase warrants and callable convertible debentures. A discount on convertible debentures was recorded as additional paid in capital of $2,000,000 for the beneficial conversion feature which is being amortized over the life of the debentures. The total subscription includes an aggregate of 2,142,858 five-year warrants exercisable for the same number of common shares at $0.50 per share. An aggregate of 25,974,026 common shares have been registered and are available for issue to potentially convert the full $2,000,000.

On July 31, 2006 the Company issued $500,000 in convertible debentures which are convertible to shares of the Company’s common stock at a 40% discount to the market price at the time of conversion. A discount on convertible debentures was recorded as additional paid in capital of $500,000 for the beneficial conversion feature which is being amortized over the life of the debentures. Common stock registered to convert the full $500,000 was calculated at 69,444,444 shares using the current three day average price per share of $0.012 less a 40% discount.

On May 31, 2006 the Company issued 290,000 common shares by converting $33,031 of debenture debt and issued 33,334 common shares for consulting services valued at $3,333.

The Company issued 61,000 common shares for cash of $25,000 and the subscription deposit of $36,000 received in May 2005 in a private placement.

The Company issued 2,829,680 common shares for services valued at $82,061.

The Company converted $131,512 debt into 18,640,520 common shares during the period ended May 31, 2007.

Warrants

With the $1,955,000 worth of convertible debentures described above 2,000,000 five-year warrants for commons stock exercisable at $0.50 per share were issued and with the $500,000 convertible debentures 20,000,000 seven-year warrants for common shares exercisable at $0.05 per share were issued. Both exercisable prices are “out of the money” therefore no discount has been recorded.

NOTE 7. Interest Expense

Interest expense for the period ended May 31, 2007 and the year ended August 31, 2006 is $1,005,814 and $716,440 respectively.

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

Year (8/31)	Amount	Expires

1996	$2,104	2011
1997	9,265	2012
1998	26,317	2013
1999	21,074	2019
2000	50,619	2020
2001	21,675	2020
2002	319,424	2022
2003	45,381	2023
2005	105,366	2025
2006	2,947,833	2026

Total	$3,549,058

Were the NOL tax asset to be recorded at 8/31/05 it would be a long-term asset of $532,359. Continued profitability by the Company will be a major factor in the valuation account being removed and the recording of this asset.

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

NOTE 11.   Restated Financial Statements

The Company’s financial statements for the year ended August 31, 2006 have been restated to reflect the beneficial conversion feature and the warrants attached to the convertible debt issued during 2006. As summary of the effect of the restatements is as follows:

Balance Sheet:

Discount on Convertible Debentures
Original	$485,014
As Restated	1,880,384

Additional Paid in Capital
Original	$746,008
As Restated	3,812,665

Accumulated Deficit
Original	$1,950,360
As Restated	3,621,647

Statement of Operations:

Warrant Expense
Original	$-
As Restated	1,081,657

Interest Expense
Original	$126,810
As restated	716,440

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

Results of Operations

Total revenue was $477,263 for the quarter ended May 31, 2007 as compared to $516,040 the quarter ended May 31, 2006, a net decrease of $38,777. The net decrease is primarily due to loss of private label business as the market for headwear manufacturing continued moving to Chinese imports. Also, The decrease in gross profit as a percent of sales is directly attributed to our significant investment in starting our new brand Pipeline Posse. A line of clothing has been developed and advertising and promotional campaigns are initiated and underway. This new segment of our business is expected to provide a significant increase in revenues resulting within the next 18 months. We have increased our rent by $7500 per month as a result of leasing an additional 10,000 square feet within our occupied facility as it became available when the former tenant moved out. This additional space, several offices and an inventory / shipping area, are devoted exclusively to our new brand and product development initiated to provide company growth in these new areas. Officer and Administrative Compensation was $83,269 for the quarter ended May31, 2007 as compared to $226,462 for the quarter ended May31, 2006, a net decrease of $143,193. The net decrease is due to the fact that the President took a decrease in salary. Total Assets were $767,284at May31, 2007 as compared to $1,668,092 at May 31, 2006, a net decrease of $900,808. The net decrease was primarily due increased investment, legal expenses, and advertising in development of our trademarks and branding of our own apparel line.

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

Corporate Sales

While corporate clients currently account for less than fifteen percent (15%) of our business, we continue to focus on growing this area of our business over the next year with the addition of in-house salespeople. Also, the addition of new silk screening equipment has given us the capability to accept and produce large orders of promotional t-shirts and related items for corporate programs through outside sales and advertising organizations. Our salespeople are now attempting to solicit business to our existing client base via telephone and Internet as well as to potential new customers through the same means as well as through print advertising via mailing and placement in trade publications. We are committed to making this new division profitable and more qualified labor has been retained to operate the new equipment as needed. Second and third manufacturing shifts can be added as growth requires. We have assigned two in-house clerical persons to service new inquiries and added accounts, as well as order finished goods for embellishment and shipping. Current production capacity is adequate to handle the anticipated increased volume. No other major capital expenditures are anticipated at this time.

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

Item 3. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Securities and Exchange Commission (“SEC”) Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based upon that evaluation, management  has concluded that our  disclosure  controls  and  procedures  are  effective  to ensure  that information  we are required to disclose in reports that we file or submit under the Securities Exchange Act is communicated to management, including the CEO and CFO, as appropriate to allow timely decisions  regarding required disclosure and is  recorded,  processed,  summarized  and  reported  within the time periods specified in the SEC’s rules and forms.
There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of 2006/2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 None

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

Date: July 16, 2007	By: /s/ Richard Songer Richard Songer President, Director and Chie Executive Officer

By: /s/ Judy Songer
Judy Songer Director and Chief Financial Officer