Form 10KSB
period 2007-08-31
SEW CAL LOGO INC
filed 2007-12-14
CIK 1281984

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended August 31, 2007

or

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

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

For the fiscal year ended August 31, 2007, the Company's revenue was $ 1,932,448

As of December 13, 2007, the number of shares of Common Stock outstanding was 43,975,535

The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of December 13, 2007 was approximately $99,862 (based upon shares at $0.004 per share).

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Company Overview

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

As used in this report the terms “we”, “our”, “the Company”, “SCL”, and “Sew Cal” refer, unless the context indicates otherwise, to Southern California Logo, Inc., the California Corporation, prior to February 24, 2004 and to Sew Cal Logo, Inc., the Nevada Corporation thereafter.

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

Typical examples include: The “White Star Line” uniforms worn in “Titanic” (the largest grossing movie of all time), the “Bubba Gump Shrimp Co” cap worn by Tom Hanks in “Forrest Gump” (opening scene and throughout the movie) not to mention the cast and crew merchandise (jackets, caps, bags, wearables) for “Titanic” and over 60,000 promotional Bubba Gump caps related to the release of the film. Tom Cruise and Robert Duvall wore Sew Cal racing attire in “Days of Thunder” and the company produced many of the uniforms worn by the pit crews and teams of the NASCAR circuit portrayed in the film. Patches for everything from border patrols, police departments, museum guards, military personnel, and just about anything related to uniforms (including the authentic Naval ranks of the many sailors portrayed in “Pearl Harbor”) have been provided to help moviemakers establish near-authentic locations and characters.

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

Expansion and growth of present operations is a primary objective of the Company. In 2004 the company expanded its management team to include Lori Heskett, who has more than 25 years of experience in this and related fields. Ms. Heskett brought to Sew Cal design ideas and industry contacts and is actively invovled to sales of our domestically produced products. In her most recent position as President of El Segundo Hat Company, a 3+ million dollar fashion hat and accessory manufacturer, Lori was directly responsible for all aspects of the company including both sales and production. When Kubic Marketing, El Segundo’s parent company, was acquired by Globe Shoes, a publicly traded Australian company. U.S. manufacturing was halted and we were able to acquire much of the plant’s physical assets and specialized equipment, and continued manufacturing for the many of its clients!

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

The Company has an extensive capacity to accept and complete orders of nearly any size and of a varied and diversified basis. Though we manufacture apparel and accessories primarily for the action sportswear and entertainment industries, our production is by no means exclusive to those markets as we serve a number of customers in specialty markets, including the following:

•	silk screening, heat transfers, sublimation, and unique embellishments

•	private labeling for major brands (including shipping and fulfillment)

•	cap and hat design and manufacturing

•	patches of all kinds and shapes

•	film and television wardrobe (authentic military, period etc.)

•	production crew wrap gifts and studio promotional items

•	custom jacket and various apparel manufacturing

•	accessory design and manufacturing (bags and wallets etc.)

•	contract embroidery and specialty services

•	advertising specialty merchandise (extensive variety of corporate promotional items, bottled water etc.).

•	military - contract manufacturing (extensively with retired and veterans segment, ship reunions etc.)

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

ITEM 2. DESCRIPTION OF PROPERTY.

We currently lease our 27,000 square foot manufacturing and office facilities located at 207 West 138th Street in Los Angeles, in close proximity to Los Angeles International Airport. Our lease expires on October 4, 2009 at a monthly rental of $15,000. The lease requires us to pay property taxes and utilities. Rent expenses for the years ended August 31, 2007 and 2006, were $165,500 and $156,000 respectively. We lease our facilities from a limited liability company owned by Richard L. and Judy Songer, officers, directors and principal shareholders of Sew Cal.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have submitted no matters to a vote of shareholders during the fiscal year ended August 31, 2007.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The Company’s common stock commenced trading in the over-the-counter market on) April 21, 2005 and prices for the common stock are quoted on the OTC Electronic Bulletin Board (OTCBB) under the symbol SEWC. Trading in the common stock has been sporadic.

The following table sets forth the high and low bid prices for the common stock on the OTCBB for the periods indicated. The bid prices represent prices between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions.

FISCAL 2007 QUARTER ENDED	HIGH BID	LOW BID

November 30, 2006	$0.05	$0.006
February 29, 2007	$0.019	$0.005
May 31, 2007	$0.009	$0.003
August 31, 2007	$0.007	$0.0023

Holders

As of August 31, 2007 there were approximately 65 holders of record of our common stock, not including persons holding shares in “street” names.

Dividends

We have not paid any cash dividends since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future.

Recent Sales of Unregistered Securities

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, we make a number of statements, referred to as “forward-looking statements” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results.  We note, however, that these forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to the Company and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances.

You can generally identify forward-looking statements through words and phrases such as “seek,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “budget,” “project,” “may be,” “may continue,” “may likely result,” and similar expressions.  When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

•	Competitive factors;

•	General economic conditions;

•
Other risks and uncertainties discussed in greater detail in the sections of this report, including those captioned “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operations.” Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-KSB to be accurate as of the date hereof.  Changes may occur after that date.  We will not update that information except as required by law in the normal course of our public disclosure practices.

•
Additionally, the following discussion regarding our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained in Item 1 of Part I of this Form 10-KSB, as well as the consolidated financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended August 31, 2007.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning the Company and our business made elsewhere in this report as well as other pubic reports filed with the United States Securities and Exchange Commission.  You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

Unless the context indicates otherwise, references in this section, "Management's Discussion and Analysis or Plan of Operation," references to "we", "our", "us", "the Company" or "Sew Cal Logo, Inc." refer to SCL prior to February 24, 2004 and to Sew Cal Logo, Inc. thereafter, and not to the selling shareholders.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. We based our estimates on historical experience and on other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under difference assumptions or conditions.

PLAN OF OPERATION

We have recently filed a trademark application for the name PIPELINE POSSE, a recognized brand in the world of surf and sportswear. We intend to begin manufacturing, selling and distributing our own line of surf wear under this new name and to promote this line of goods in appropriate trade journals and other media as the product line is developed, expanded and distributed. We are also adding to our existing staff to support expansion and growth of both our entertainment and private label business.

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

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We recently applied to the USTPO for the trademark "Pipeline Posse." We will continue to assess the need for any copyright, trademark or patent applications on an ongoing basis.

Film Wardrobe & Entertainment Related Business

We intend to produce more wardrobe, patches etc. for the major costume houses (Western Costume Company, Motion Picture Costume Co., Eastern Costume Co.). We will also continue our existing strategy of marketing directly to movie and television productions before they begin filming locally and send units out of town on location. We intend to accomplish this with visits to the studios daily, printed material, and a professionally developed e-mail campaign to the production offices when they first set-up for a newly approved feature film or television show.

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

RESULTS OF OPERATIONS

For the Fiscal Years Ended August 31, 2007 and August 31, 2006

Total revenue was $1,932,448 for the year ended August 31, 2007 as compared to $2,268,432 for the year ended August 31, 2006, a net decrease of $335,984. The net decrease is primarily due to loss of private label business as the market for headwear manufacturing continued moving to Chinese imports. Officer and Administrative Compensation was $331,032 for the year ended August 31, 2007 as compared to $413,812 for the year ended August 31, 2006, a net decrease of $82,780, due to the fact that the President took a decrease in salary. The net decrease is due to the reduction of administrative staff. Total Assets were $621,006 at August 31, 2006 as compared to $1,668,092 at August 31, 2005, a net decrease of $1,047,086. The net decrease was primarily due increased investment, legal expenses, and advertising in development of our trademarks and branding of our own apparel line.

Liquidity and Capital Resources

Our cash balance as of August 31, 2007 is $155,704. Our sources of liquidity are currently generated by current sales, and we do not require any additional capital to continue our current operations, including the ability to grow within the market. The recent 6% convertible debenture totaling $500,000 and the 8% convertible debenture totaling $2,000,000 have been funded and are now providing us with additional liquidity for growth. Strong additional growth through the expansion into other markets is now with these funds and we are preparing to launch our Pipeline Posse brand. If these debentures are converted to equity, the percentage of ownership of existing stockholders will be diluted.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure and Controls and Procedures.  As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act).  Based on this evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls over Financial Reporting.  There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

Name	Age	Position	Term Commenced Term Expires

Richard L. Songer	60	President/Director	Feb. 24, 2007	Feb. 23, 2008

Judy Songer	55	Chief Financial Officer/Secretary	Feb. 24, 2007	Feb. 23, 2008

Lori Heskett	51	Chief Operating Officer/Executive Vice President	Feb. 24, 2007	Feb. 23, 2008

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

Richard L. Songer, President, Director, Age 60. Mr. Songer founded Southern California Logo, and has been continuously employed as a Director and our President since 1985 and has not been engaged in any other business or had any other employment for the past five (5) years. Mr. Songer oversees all operations of our company. Mr. Songer is a 1969 graduate of Virginia Tech. Mr. Songer does not currently serve as an officer or director of any other public company. Mr. Songer served as the President of Freedom Surf, Inc., a publicly traded company, from October to December of 2000.

Judy Songer, Chief Financial Officer, Secretary and Treasurer, Age 55. Ms. Songer has been CFO of Southern California Logo and the head of the accounting department since the company was founded. She currently oversees all financial and human resource aspects of the corporation. Previously employed by BDM, Inc., a Washington, D.C. based government contractor and think tank, she held a top secret clearance. An avid outdoors enthusiast, she currently resides in Southern California and actively participates in the lifestyle that drives the company in its current direction. Ms. Songer received an AA Degree in Finance from Northern Virginia Community College in 1973. Ms. Songer does not, and has not, served as an officer or director of any other public company.

Lori Heskett, Chief Operating Officer and Executive Vice President, Age 51. Since January 1, 2004, Ms. Heskett has been our Chief Operating Officer and Vice President overseeing every aspect of sales, product development and operations. Ms. Heskett was President of El Segundo Hat, Inc. from April of 1999 until she joined Sew Cal Logo. During that time she was responsible for all aspects of running a 13,000 sq. ft. manufacturing plant as a division of Kubic Marketing, a leading skateboard and accessories manufacturer. Her division produced headwear, bags, wallets and other related items. Ms. Heskett created yearly budgets and projections and managed the company's 80 employees, increasing sales from $1.9 to $3 million in 24 months, by adding new products and expanding the company's customer base.

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

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the compensation paid by Sew Cal for services rendered in all capacities to Sew Cal from August 31, 2006 through the fiscal year ended August 31, 2007, of all officers and directors of the Company.

Name and Principal
Underlying
Positions at 8/31/07	Salary	Bonus	Compensation	Options

Richard L. Songer	$254,500	0	0	0
President/Director

Judy Songer CFO/	$16,338	0	0	0

Lori Heskett COO/	$90,000	0	0	0

EMPLOYMENT AND RELATED AGREEMENTS

We have no employment agreements with any of our officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the shareholdings of those persons who: (i) own more than five percent of our common stock as of December 13, 2007 with the number of outstanding shares at 43,975,535; (ii) are officers or directors of the Company; and (iii) all officers and directors as a group:

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

The following tables set forth, as of August 31, 2007, certain information with respect to the beneficial ownership of our common and preferred stock by (i) each director and officer of Sew Cal, (ii) each person known to Sew Cal to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person's address, and (iii) all of the directors and officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.

Name of Beneficial Owner	Common Shares Beneficially
or Name of Officer or Director	Owned	Percent

Richard L. Songer	6,500,000	14.78%
President/Director
207 W. 138th Street
Los Angeles, California 90061

Judy Songer (1)
CFO/Secretary/
Treasurer
207 W. 138th Street
Los Angeles, California 90061

Lori Heskett (2)	1,750,000	3.98%
COO/Executive V.P.
207 W. 138th Street
Los Angeles, California 90061

Novian & Novian LLP	2,510,000	5.71%
1801 Century Park East; #1201
Los Angeles, CA 90067

Total Director/Officer/	10,760,000	24.47%

(1) Richard L. Songer and Judy Songer, husband and wife, beneficially own an aggregate total of 6,500,000 shares of our common stock and 189,800 shares of our Series A Preferred Stock as Joint Tenants with Rights of Survivorship, which they received pursuant to the Articles of Merger in exchange for one hundred percent (100%) of their common stock in SCL.

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

In July 2004 the building which houses the Company=s office and warehouse facilities was purchased from an unrelated third party by a limited liability company owned by Richard L. and July Songer, officers, directors and principal shareholders of the Company. The Company leases the facilities under a lease which terminates in July 2009 at a rental of $12,500 per month plus taxes and utilities. The Company believes that the provisions of its lease are comparable to those obtainable from non-affiliated third parties.

ITEM 13. EXHIBITS

The following Exhibits are filed herewith:

31.1	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002."

32.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Sew Cal Logo, Inc.

Dated: December 13, 2007	By:	Richard L. Songer,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signatures	Titles	Date

RLS Richard L. Songer	Principal Executive Officer	December 13, 2007

JAS Judy Songer	Principal Financial and Accounting Officer	December 13, 2007

FINANCIAL STATEMENTS
SEW CAL LOGO, INC.

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sew Cal Logo, Inc.

We have audited the accompanying balance sheet of Sew Cal Logo, Inc. as of August 31, 2007 and August 31, 2006, and the related statements of operations, stockholders’ equity and cash flows through August 31, 2007, and Inception on August 30, 1985 through August 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sew Cal Logo, Inc. as of August 31, 2007 and August 31, 2006 and the results of its operations and its cash flows through August 31, 2007, and Inception on August 30, 1985 through August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred accumulated losses of $6,192,230 through August 31, 2007 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
November 29, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

SEW CAL LOGO, INC.

BALANCE SHEETS

	August 31,	August 31,
	2007	2006
		(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$155,704	$988,251
Accounts Receivable, net	141,361	261,515
Inventory	96,875	124,049
Security Deposits	6,000	-
Prepaid Expenses	3,800	4,219

Total current assets	403,740	1,378,034

Equipment and machinery, net	217,266	290,058
Other assets	-	-

Total assets	$621,006	$1,668,092

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$53,317	$39,226
Note Payable-shareholder	347,884	347,884
Other current liabilities	252,630	115,463
Current Poriton of Long Term Debt	227,659	285,764

Total current liabilities	881,490	788,337

Long-term liabilities
Note Payable-related party	46,019	77,298
Convertible Debentures	2,331,517	2,421,969
Discount on Convertible Debentures	(646,899)	(1,880,384)
Equipment Loans	11,851	28,070

Total liabilities	2,623,978	1,435,290

Stockholders' Equity (Deficit)

Preferred stock, authorized 300,000 shares,
Par value $0.001, issued and outstanding at
8/31/07 and 8/31/06 is 300,000 and 234,800
shares respectively.	300	235

Common stock, authorized 500,000,000 shares,
$0.001 par value, issued and outstanding at
8/31/07 and 8/31/06 is 34,080,702 and 5,549,502
shares respectively.	34,081	5,549
Additional Paid in Capital	4,154,977	3,812,665
Stock Subscribed	-	36,000
Accumulated Deficit	(6,192,330)	(3,621,647)

Total stockholders' equity (deficit)	(2,002,972)	232,802

Total liabilities and stockholders' equity	$621,006	$1,668,092

The accompanying notes are an integral part of these financial statements.

SEW CAL LOGO, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	August 31,
	2007	2006
		(Restated)
Revenue:
Sales of Caps, Embroidery and Other	$1,932,448	$2,268,432

Total Revenue	1,932,448	2,268,432

Cost of Goods Sold	1,793,134	2,084,738

Gross profit	139,314	183,694

Expenses:
General and Administrative	332,855	505,305
Officer and Administrative Compensation	331,032	413,812
Consulting, Legal and Accounting	417,354	167,883
Depreciation	79,493	81,430
Rent	240,000	165,000

Total expenses	1,400,734	1,333,430

Loss from Operations	(1,261,420)	(1,149,736)

Other Income (Expenses)
Warrant (Expense)	-	1,081,657
Interest (Expense)	1,309,263	716,440

Total other expenses	1,309,263	1,798,097

Loss before income taxes	(2,570,683)	(2,947,833)

Provision for income taxes	-	-

Net loss	$(2,570,683)	$(2,947,833)

Basic and Diluted Earnings (Loss) per Share	$(0.13)	$(0.56)

Weighted Average Number of Common Shares	19,720,878	5,307,438

The accompanying notes are an integral part of these financial statements.

SEW CAL LOGO, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Restated)

(From August 30, 1985 (Inception) to August 31, 2007)

					Additional			Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Subscribed	(Deficit)	Equity

Balance, August 31, 2005	234,800	$235	5,176,168	$5,176	$187,517	$36,000	$(673,814)	$(444,886)

Shares issued for Services at $0.15 per share			50,000	50	7,450			7,500

Fair Value of Warrants attached to Convertible Debentures					1,081,657			1,081,657

Beneficial Conversion Feature attached to Convertible Debentures					2,500,000			2,500,000

Shares issued for Services at $0.10 per share			33,334	33	3,300			3,333

Shares issued for Conversion of Debt			290,000	290	32,741			33,031

Net Loss for Year							(2,947,833)	(2,947,833)

Balance, August 31, 2006	234,800	235	5,549,502	5,549	3,812,665	36,000	(3,621,647)	232,802

Preferred Shares issued for Services	65,200	65			1,891			1,956

Common Stock Issued for Cash			61,000	61	60,939	(36,000)		25,000

Shares issued for Services			3,500,200	3,501	214,000			217,501

Shares issued for Conversion of Debt			24,970,000	24,970	65,482			90,452

Net Income (Loss) for period							(2,570,683)	(2,570,683)

Balance, August 31, 2007	300,000	$300	34,080,702	$34,081	$4,154,977	$-	$(6,192,330)	$(2,002,972)

The accompanying notes are an integral part of these financial statements.

SEW CAL LOGO, INC. STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2007	2006
		(Restated)
Operating Activities:
Net income (loss)	$(2,570,683)	$(2,947,833)
Depreciation	79,493	81,430
Stock issued for services	219,457	10,833
Warrants issued for convertible debt	-	1,081,657
Amortization of Discount on Debentures	1,233,485	586,585
Adjustments to reconcile net income (loss)
(Increase) decrease in prepaid expenses	419	(1,922)
(Increase) decrease in inventory	27,174	64,385
(Increase) decrease in security deposits	(6,000)	6,000
(Increase) decrease in accounts receivable	120,154	3,953
Increase (decrease) in accounts payable	14,091	21,894
Increase (decrease) in other current liabilities	79,062	(337,216)

Net cash provided by (used in) operating activities	(803,348)	(1,430,234)

Investing Activities:
(Purchases) disposal of equipment	(6,701)	-

Cash (used) in investing activities	(6,701)	-

Financing Activities:
Proceeds from Debentures Payable	-	2,455,000
Stock Subscription	(36,000)	-
Stock Sales	61,000	-
Increase/(Decrease) in shareholder loan	-	(7,500)
Repayment of loans	(31,279)	(85,880)
Proceeds from equipment loan	(16,219)	-

Net cash provided by (used in) financing activities	(22,498)	2,361,620

Net increase (decrease) in cash and cash equivalents	(832,547)	931,386

Cash and cash equivalents at beginning of the period	988,251	56,865

Cash and cash equivalents at end of the period	$155,704	$988,251

Supplemental Information:
Interest	$1,309,263	$716,400
Taxes	$-	$-

Non Cash Financing Activities:
Common stock issued for converted debt	$90,452	$33,031

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Summary of Significant Accounting Policies

The Company

C J Industries was incorporated in the State of California on August 30, 1985 and changed its name to Southern California Logo, Inc (the Company). The Company transacts business as Sew Cal Logo.

On February 24, 2004 the Company merged with Calvert Corporation, a Nevada Corporation. This was a recapitalization accounted for as a stock exchange transaction (reverse merger). Calvert also changed its name to Sew Cal Logo, Inc. See Note 9 for more details of this merger.

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

Accounts Receivable

The Company’s trade accounts receivable and allowance for doubtful accounts are shown below.

	8/31/07	8/31/06

Gross Trade Accounts Receivable	$142,789	$262,765
Allowance for Doubtful Accounts	(1,428)	(1,250)

Accounts Receivable, net	$141,361	$261,515

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

	8/31/2007	8/31/2006

Raw Materials and WIP	$96,875	$124,049
Finished Goods	-	-

Total Inventory	$96,875	$124,049

Equipment and Machinery

Equipment and machinery are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives ranging from five to seven years. Depreciation and amortization expense for the fiscal years ended August 31, 2007 and 2006 amounted to $79,493 and $81,430 respectively. Gains from losses on sales and disposals are included in the statements of operations. Maintenance and repairs are charged to expense as incurred. As of May 31, 2006 and August 31, 2005 equipment and machinery consisted of the following:

	8/31/07	8/31/06

Equipment and Machinery	$942,890	$968,644
Less:
Accumulated depreciation	(725,624)	(678,586)

	$217,266	$290,058

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

NOTE 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss $6,192,230 during its years of operation. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Managements Plan

Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. It is in the process of expanding its sales and distribution capability.

NOTE 3. Accounts Payable and Other Current Liabilities

As of the period ends shown, accounts payable and accrued liabilities consisted of the following:

	8/31/07	8/31/06

Trade accounts payable	$53,317	$39,226

Sales tax payable	$2,443	$4,896
Short Term Loan - Related Party		86,600
Payroll Liabilities	31,389	71,177
Credit Card Debt	32,778	15,299
Revolving bank line of credit (Prime + 3.8%, interest payable monthly), Principal due upon maturity on 7/1/07 unless renewed by bank, secured by accounts receivable	99,420	24,091
	-	-

	$252,630	$115,462

NOTE 4. Note Payable- Related Party

On March 1, 2003, for purposes of working capital, the sole shareholder and spouse made a $355,384 subordinated loan to the Company. The Company is obligated to pay monthly interest only on the subordinated loan during its term at the rate of 10% per annum (fixed-rate calculated as simple interest). The entire principal amount of the loan was originally due on March 1, 2004, and has continued from that time on a month-to-month basis. The subordinated loan, which was consented to by United Commercial Bank and subsequent banks, is collateralized by the assets of the Company, including but not limited to any and all equipment owned by the Company, inventory, and outstanding receivables. The balance due at August 31, 2007 is $347,884.

On April 4, 2005 a shareholder loaned the company $100,000 on a five year monthly installment loan at 5% per annum for the purchase equipment. Balance of loan as of August 31, 2007 is $46,019.

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

On August 11, 2004 the Company refinanced this SBA loan with Pacific Liberty Bank. As of May 31, 2007 the balance was $227,659. Monthly payments are made the 15th of each month with interest at prime plus 2.5. Currently the interest rate is 9.5%. This loan is collateralized by the assets of the corporation and is in first place before the shareholder loan.

On April 16, 2003 the Company entered an installment sale contract with GMAC for the purchase of a vehicle. The total amount financed at signing was $40,754 that represents the total sale price. The agreement requires 60 monthly payments of approximately $679 beginning on May 16, 2003 and ending on April 16, 2008. This Loan has been paid off.

The Company has a second installment loan with GMAC on a vehicle with a balance as of August 31, 2007 of $11,851

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

The Company has recorded a discount on the convertible debentures of $2,000,000 which represents the beneficial conversion feature. During the years ended August 31, 2007 and 2006 the Company converted $90,452 and $33,031 debt into stock, respectively. During the years ended August 31, 2007 and 2006 the Company expensed $983,485 and $565,752 of the recorded discount as interest expense, respectively. The Company will amortize the remaining discount over the remaining life of the debentures. The discount was determined using the Black-Scholes pricing model and assumes a 2 year maturity, a risk free interest rate of 4.85% and a volatility of 207%.

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

The Company recorded a discount on the convertible debentures of $500,000 which represents the beneficial conversion feature and is amortized to interest expense over the 2 year life of the debentures. The Company recorded an expense of $ 250,000 and $20,833 respectively for the years ended August 31, 2007 and 2006. The discount was determined using the Black-Scholes pricing model and assumes a 2 year maturity, a risk free interest rate of 4.85% and a volatility of 207%.

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

During the Year ended August 31, 2007 the Company issued 3,500,200 common shares for various services valued at $217,501 including 2,750,000 common shares in settlement of a finders fee dispute valued at $200,000. The Company converted $90,452 debenture debt by issuing 24,970,000 common shares.

Warrants

With the $1,955,000 worth of convertible debentures described above 2,000,000 five-year warrants for commons stock exercisable at $0.50 per share were issued and with the $500,000 convertible debentures 20,000,000 seven-year warrants for common shares exercisable at $0.05 per share were issued. Both exercisable prices are “out of the money” therefore no discount has been recorded.

NOTE 7. Interest Expense

Interest expense for the years ended August 31, 2007 and 2006 is $1,309,263 and $716,440 respectively.

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

Year (8/31)	Amount	Expires

1996	$2,104	2011
1997	9,265	2012
1998	26,317	2013
1999	21,074	2019
2000	50,619	2020
2001	21,675	2020
2002	319,424	2022
2003	45,381	2023
2005	105,366	2025
2006	2,947,833	2026
2007	2,570,683	2027

Total	$6,119,741

Were the NOL tax asset to be recorded at 8/31/07 it would be a long-term asset of $917,961. Continued profitability by the Company will be a major factor in the valuation account being removed and the recording of this asset.

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