Form 10QSB
period 2007-11-30
SEW CAL LOGO INC
filed 2008-01-18
CIK 1281984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended November 30, 2007

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 30, 2007, there were 43,975,535 shares of the registrant's Common Stock outstanding and 300,000 shares of Series A Preferred Stock outstanding.

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

Sew Cal Logo, Inc.
207 W. 138th St
Las Angeles, CA 90061-1003

We have reviewed the accompanying balance sheet of Sew Cal Logo Inc. as of November 30, 2007, and the related statements of income, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Sew Cal Logo Inc.

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

January 15, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax:
(702)253-7501

SEW CAL LOGO, INC.

BALANCE SHEETS

	November 30,	August 31,
	2007	2007
		(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$28,296	$155,704
Accounts Receivable, net	190,923	141,361
Inventory	82,125	96,875
Security Deposits	6,000	6,000
Prepaid Expenses	3,800	3,800

Total current assets	311,144	403,740

Equipment and machinery, net	198,412	217,266
Other assets	-	-

Total assets	$509,556	$621,006

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$30,287	$53,317
Note Payable-shareholder	347,884	347,884
Other current liabilities	309,172	252,630
Current Poriton of Long Term Debt	211,028	227,659

Total current liabilities	898,371	881,490

Long-term liabilities
Note Payable-related party	40,895	46,019
Convertible Debentures	2,330,480	2,331,517
Discount on Convertible Debentures	(646,899)	(646,899)
Equipment Loans	11,851	11,851

Total liabilities	2,634,698	2,623,978

Stockholders' Equity (Deficit)

Preferred stock, authorized 300,000 shares, Par value $0.001, issued and outstanding at 11/30/07 and 8/31/07 is 300,000 respectively	300	300

Common stock, authorized 500,000,000 shares, $0.001 par value, issued and outstanding at 11/30/07 and 8/31/07 is 43,975,535 and 34,080,702 shares respectively.	43,976	34,081
Additional Paid in Capital	4,191,869	4,154,977
Stock Subscribed	-	-
Accumulated Deficit	(6,361,287)	(6,192,330)

Total stockholders' equity (deficit)	(2,125,142)	(2,002,972)

Total liabilities and stockholders' equity	$509,556	$621,006

The accompanying notes are an integral part of these financial statements.

SEW CAL LOGO, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	November 30
	2007	2006

Revenue:
Sales of Caps, Embroidery and Other	$548,912	$566,033

Total Revenue	548,912	566,033

Cost of Goods Sold	490,903	455,882

Gross profit	58,009	110,151

Expenses:
General and Administrative	64,098	102,446
Officer and Administrative Compensation	60,600	106,843
Consulting, Legal and Accounting	68,131	54,872
Depreciation	1,559	20,892
Rent	12,000	80,000

Total expenses	206,388	365,053

Loss from Operations	(148,379)	(254,902)

Other Income (Expenses)
Warrant (Expense)	-	-
Interest (Expense)	20,578	29,580

Total other expenses	20,578	29,580

Loss before income taxes	(168,957)	(284,482)

Provision for income taxes	-	-

Net loss	$(168,957)	$(284,482)

Basic and Diluted Earnings (Loss) per Share	$(0.01)	$(0.05)

Weighted Average Number of Common Shares	24,300,781	5,307,438

The accompanying notes are an integral part of these financial statements.

SEW CAL LOGO, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

					Additional			Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Subscribed	(Deficit)	Equity

Balance, August 31, 2005	234,800	$235	5,176,168	$5,176	$187,517	$36,000	$(673,814)	$(444,886)

Shares issued for Services at $0.15 per share			50,000	50	7,450			7,500

Fair Value of Warrants attached to Convertible Debentures					1,081,657			1,081,657

Beneficial Conversion Feature attached to Convertible Debentures					2,500,000			2,500,000

Shares issued for Services at $0.10 per share			33,334	33	3,300			3,333

Shares issued for Conversion of Debt			290,000	290	32,741			33,031

Net Loss for Year							(2,947,833)	(2,947,833)

Balance, August 31, 2006	234,800	235	5,549,502	5,549	3,812,665	36,000	(3,621,647)	232,802

Preferred Shares issued for Services	65,200	65			1,891			1,956

Common Stock Issued for Cash			61,000	61	60,939	(36,000)		25,000

Shares issued for Services			3,500,200	3,501	214,000			217,501

Shares issued for Conversion of Debt			24,970,000	24,970	65,482			90,452

Net Income (Loss) for period							(2,570,683)	(2,570,683)

Balance, August 31, 2007	300,000	300	34,080,702	34,081	4,154,977	-	(6,192,330)	(2,002,972)

Shares issued for Services			9,150,000	9,150	36,600			45,750

Shares issued for Conversion of Debt			744,833	745	292			1,037

Net Income (Loss) for period							(168,957)	(168,957)

Balance, November 30, 2007	300,000	300	43,975,535	43,976	4,191,869	-	(6,361,287)	(2,125,142)

The accompanying notes are an integral part of these financial statements.

SEW CAL LOGO, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	November 30,
	2007	2006
Operating Activities:
Net income (loss)	$(168,957)	$(284,482)
Depreciation	1,559	20,892
Stock issued for services	45,750	19,835
Warrants issued for convertible debt	-	52,607
Amortization of Discount on Debentures	-	10,769
Adjustments to reconcile net income (loss)
(Increase) decrease in prepaid expenses	-	(3,297)
(Increase) decrease in inventory	14,750	(2,710)
(Increase) decrease in security deposits	-	-
(Increase) decrease in accounts receivable	(49,562)	26,110
Increase (decrease) in accounts payable	(23,030)	(20,620)
Increase (decrease) in other current liabilities	39,911	(91,001)

Net cash provided by (used in) operating activities	(139,579)	(271,897)

Investing Activities:
(Purchases) disposal of equipment	17,295	(15,000)

Cash (used) in investing activities	17,295	(15,000)

Financing Activities:
Notes Payable		(15,186)
Debentures Payable	-	(52,607)
Stock Subscription	-	-
Stock Sales	-	25,000
Increase/(Decrease) in shareholder loan	-	-
Repayment of loans	(5,124)	(2,217)
Proceeds from equipment loan	-	-

Net cash provided by (used in) financing activities	(5,124)	(45,010)

Net increase (decrease) in cash and cash equivalents	(127,408)	(331,907)

Cash and cash equivalents at beginning of the period	155,704	988,251

Cash and cash equivalents at end of the period	$28,296	$656,344

Supplemental Information:
Interest	$20,578	$29,580
Taxes	$-	$-

Non Cash Financing Activities:
Common stock issued for converted debt	$1,037	$-

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

Accounts Receivable

The Company’s trade accounts receivable and allowance for doubtful accounts are shown below.

	11/30/07	8/31/07

Gross Trade Accounts Receivable	$192,851	$142,789
Allowance for Doubtful Accounts	(1,928)	(1,428)

Accounts Receivable, net	$190,923	$141,361

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

	11/30/07	8/31/07

Raw Materials and WIP	$82,125	$96,875
Finished Goods	-	-

Total Inventory	$82,125	$96,875

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

	11/30/07	8/31/07

Equipment and Machinery	$942,890	$942,890
Less:
Accumulated depreciation	(744,478)	(725,624)

	$198,412	$217,266

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

NOTE 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss $6,361,287 during its years of operation. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Managements Plan

Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. It is in the process of expanding its sales and distribution capability.

NOTE 3. Accounts Payable and Other Current Liabilities

As of the period ends shown, accounts payable and accrued liabilities consisted of the following:

	11/30/07	8/31/07

Trade accounts payable	$30,287	$53,317

Sales tax payable	$2,968	$2,443
Short Term Loan – Related Party	156,653	86,600
Payroll Liabilities	22,029	31,389
Credit Card Debt	27,753	32,778
Revolving bank line of credit (Prime + 3.8%, interest payable monthly)	99,770	99,420
	-	-

	$309,172	$252,630

NOTE 4. Note Payable- Related Party

On March 1, 2003, for purposes of working capital, the sole shareholder and spouse made a $355,384 subordinated loan to the Company. The Company is obligated to pay monthly interest only on the subordinated loan during its term at the rate of 10% per annum (fixed-rate calculated as simple interest). The entire principal amount of the loan was originally due on March 1, 2004, and has continued from that time on a month-to-month basis. The subordinated loan, which was consented to by United Commercial Bank and subsequent banks, is collateralized by the assets of the Company, including but not limited to any and all equipment owned by the Company, inventory, and outstanding receivables. The balance due at November 30, 2007 is $347,884.

On April 4, 2005 a shareholder loaned the company $100,000 on a five year monthly installment loan at 5% per annum for the purchase equipment. Balance of loan as of November 30, 2007 is $46,019.

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

On August 11, 2004 the Company refinanced this SBA loan with Pacific Liberty Bank. As of November 30, 2007 the balance was $227,659. Monthly payments are made the 15th of each month with interest at prime plus 2.5. Currently the interest rate is 9.5%. This loan is collateralized by the assets of the corporation and is in first place before the shareholder loan.

On April 16, 2003 the Company entered an installment sale contract with GMAC for the purchase of a vehicle. The total amount financed at signing was $40,754 that represents the total sale price. The agreement requires 60 monthly payments of approximately $679 beginning on May 16, 2003 and ending on April 16, 2008. This Loan has been paid off.

The Company has a second installment loan with GMAC on a vehicle with a balance as of November 30, 2007 of $11,851

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

During the three months ended November 30, 2007 the Company issued 9,150,000 common shares for various services valued at $45,750. The Company converted $1,037 debenture debt by issuing 744,833 common shares

Warrants

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

Statement No. 154 – Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

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
Results of Operations

Total revenue was $547,658 for the quarter ended November 30,, 2007 as compared to $566,033the quarter ended November 30, 2006, a net decrease of $18,375. The net decrease is primarily due to loss of private label business as the market for headwear manufacturing continued moving to Chinese imports. Also, the decrease in gross profit as a percent of sales is directly attributed to our significant investment in the research and development of our new brand, Pipeline Posse. A line of clothing has been developed and advertising and promotional campaigns are initiated and underway. Officer and Administrative Compensation was $43,100 for the quarter ended November 30, 2007 as compared to $106,343 for the quarter ended May31, 2006, a net decrease of $63,063. The net decrease is due to the fact that the President took a decrease in salary. Total Assets were $509,556 at November 30, 2007 as compared to $1,310191 at November 30, 2006, a net decrease of $800,643. The net decrease was primarily dueto cash used for development expenses.

Plan of Operation

We continue promoting and marketing the Pipeline Posse product line, a recognized name in the world of surf and action sports. Our intent remains the manufacturing, selling and distributing of our own lines of surf wear and to promote this and other lines of goods in appropriate trade journals and other media as they are developed, expanded and distributed. Our first full length movie (surf video) – “Pipeline Posse – Project One” is now for sale in surf shops nationwide as well as available on the website: pipelineposse.com. Ads have been placed in major surf publications as well as on selected internet websites and the video trailers are available for viewing in our website video section. We currently continue leasing the additional space within our occupied facility that became available when the former tenant moved out. This additional space, several offices and an inventory / shipping area, are devoted exclusively to our new brand and product development initiated to provide company growth in these new areas. Private label business is beginning to return in spite of the continuing competition with aggressively marketed inexpensive overseas manufacturing. We continue to advocate the value of “Made in the USA” products and this seems to be having some effect on bringing in new business as well as the return of previous customers. Our unique ability to respond to client needs for fast delivery also adds to our value as a domestic producer of quality goods. Should we be able to perpetuate and expand this beginning trend we will add to our existing staff to support expansion and growth of both our private label business and entertainment business once the writer’s strike ends and remain cautiously optimistic on both issues

Private Labeling

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

Contact with our target market has been initially established in several major surf publications through personal interviews with our athletes as well as editorials on The Pipeline Posse itself. Print and on-line advertising campaigns have commenced in both industry related magazines and websites. We have also published and activated PIPELINEPOSSE.COM, our website which features up to date information on the athletes, activities, photo and video galleries, an active news blog, related action sports links, and a fully developed online store. The secure site and shopping capability has been recently activated to accept credit cards and offer shipment of merchandise worldwide. A multi- faceted major advertising and marketing campaign is being budgeted and developed for 2008 and professional sales organizations are being interviewed and considered for representation and distribution of the brand both domestically and worldwide.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Sew Cal's views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Sew Cal's consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report. During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

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
There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls overfinancial reporting that occurred during the first quarter 2007-2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 11, 2008	By:	/s/ Richard Songer
Richard Songer
President, Director and Chief
Executive Officer

	By:	/s/ Judy Songer
Judy Songer
Director and Chief
Financial Officer