Form 10QSB
period 2008-02-29
SEW CAL LOGO INC
filed 2008-04-14
CIK 1281984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended February 29, 2008

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At February 29, 2008, there were 44,175,535 shares of the registrant's Common Stock outstanding and 300,000 shares of Series A Preferred Stock outstanding.

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

To the Board of Directors
Sew Cal Logo, Inc.

We have reviewed the accompanying balance sheet of Sew Cal Logo, Inc. as of February 29, 2008, and the related statements of operations, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Sew Cal Logo, Inc.

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

Moore & Associates

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
March 26, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

SEW CAL LOGO, INC.

BALANCE SHEETS

	February 29,	August 31,
	2008	2007
		(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$28,424	$155,704
Accounts Receivable, net	141,959	141,361
Inventory	78,895	96,875
Security Deposits	2,200	6,000
Prepaid Expenses	6,000	3,800

Total current assets	257,478	403,740

Equipment and machinery, net	179,557	217,266
Other assets	-	-

Total assets	$437,035	$621,006

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$82,004	$53,317
Note Payable-shareholder	353,884	347,884
Other current liabilities	399,552	252,630
Current Poriton of Long Term Debt	194,145	227,659

Total current liabilities	1,029,585	881,490

Long-term liabilities
Note Payable-related party	35,707	46,019
Convertible Debentures	2,330,480	2,331,517
Discount on Convertible Debentures	(646,899)	(646,899)
Equipment Loans	10,969	11,851

Total liabilities	2,759,842	2,623,978

Stockholders' Equity (Deficit)

Preferred stock, authorized 300,000 shares, Par value $0.001, issued and outstanding at 11/30/07 and 8/31/07 is 300,000 respectively	300	300

Common stock, authorized 500,000,000 shares, $0.001 par value, issued and outstanding at 2/29/08 and 8/31/07 is 44,175,535 and 34,080,702 shares respectively.	44,176	34,081
Additional Paid in Capital	4,191,869	4,154,977
Stock Subscribed	-	-
Accumulated Deficit	(6,559,152)	(6,192,330)

Total stockholders' equity (deficit)	(2,322,807)	(2,002,972)

Total liabilities and stockholders' equity	$437,035	$621,006

The accompanying notes are an integral part of these statements

SEW CAL LOGO, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Revenue:
Sales of Caps, Embroidery and Other	$998,339	$1,005,468	$449,427	$443,864

Total Revenue	998,339	1,005,468	449,427	443,864

Cost of Goods Sold	957,810	907,108	466,907	455,655

Gross profit	40,529	98,360	(17,480)	(11,791)

Expenses:
General and Administrative	122,681	163,678	58,583	61,232
Officer and Administrative Compensation	91,908	201,266	31,308	94,423
Consulting, Legal and Accounting	127,798	107,469	59,667	52,597
Depreciation	3,118	41,784	1,559	20,892
Rent	24,000	140,000	12,000	60,000

Total expenses	369,505	654,197	163,117	289,144

Loss from Operations	(328,976)	(555,837)	(180,597)	(300,935)

Other Income (Expenses)
Interest (Expense)	37,846	58,509	17,268	18,160

Total other expenses	37,846	58,509	17,268	18,160

Loss before income taxes	(366,822)	(614,346)	(197,865)	(319,095)

Provision for income taxes	-	-	-	-

Net loss	$(366,822)	$(614,346)	$(197,865)	$(319,095)

Basic and Diluted Earnings (Loss) per Share	$(0.01)	$(0.05)	$(0.01)	$(0.03)

Weighted Average Number of Common Shares	27,595,484	12,030,707	27,595,484	12,030,707

The accompanying notes are an integral part of these statements

SEW CAL LOGO, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

					Additional			Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Subscribed	(Deficit)	Equity

Balance, August 31, 2005	234,800	$235	5,176,168	$5,176	$187,517	$36,000	$(673,814)	$(444,886)

Shares issued for Services at $0.15 per share			50,000	50	7,450			7,500

Fair Value of Warrants attached to Convertible Debentures					1,081,657			1,081,657

Beneficial Conversion Feature attached to Convertible Debentures					2,500,000			2,500,000

Shares issued for Services at $0.10 per share			33,334	33	3,300			3,333

Shares issued for Conversion of Debt			290,000	290	32,741			33,031

Net Loss for Year							(2,947,833)	(2,947,833)

Balance, August 31, 2006	234,800	235	5,549,502	5,549	3,812,665	36,000	(3,621,647)	232,802

Preferred Shares issued for Services	65,200	65			1,891			1,956

Common Stock Issued for Cash			61,000	61	60,939	(36,000)		25,000

Shares issued for Services			3,500,200	3,501	214,000			217,501

Shares issued for Conversion of Debt			24,970,000	24,970	65,482			90,452

Net Income (Loss) for period							(2,570,683)	(2,570,683)

Balance, August 31, 2007	300,000	300	34,080,702	34,081	4,154,977	-	(6,192,330)	(2,002,972)

Shares issued for Services			9,150,000	9,150	36,600			45,750

Shares issued for Conversion of Debt			744,833	745	292			1,037

Shares issued for Conversion of Debt			200,000	200	-			200

Net Income (Loss) for period							(366,822)	(366,822)

Balance, February 29, 2008	300,000	300	44,175,535	44,176	4,191,869	-	(6,559,152)	(2,322,807)

The accompanying notes are an integral part of these statements

SEW CAL LOGO, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended		Three Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Operating Activities:
Net income (loss)	$(366,822)	$(614,346)	$(197,865)	$(329,864)
Adjustments to reconcile net income (loss)
Depreciation	3,118	41,784	3,118	20,893
Stock issued for services	45,950	19,835	200	-
Warrants issued for convertible debt	-	68,898	-	-
Amortization of Discount on Debentures	-	21,538	-	-
Changes in Assets and Liabilities
(Increase) decrease in prepaid expenses	(2,200)	(9,890)	(2,200)	(6,593)
(Increase) decrease in inventory	17,980	693	3,230	3,403
(Increase) decrease in security deposits	3,800	-	3,800	-
(Increase) decrease in accounts receivable	(598)	101,645	48,964	75,535
Increase (decrease) in accounts payable	28,687	(118)	51,717	20,502
Increase (decrease) in other current liabilities	113,408	66,379	73,497	130,310

Net cash provided by (used in) operating activities	(156,677)	(303,582)	(15,539)	(85,814)

Investing Activities:
(Purchases) disposal of equipment	34,591	(15,000)	15,737	-

Cash (used) in investing activities	34,591	(15,000)	15,737	-

Financing Activities:
Notes Payable		(48,291)		-
Debentures Payable	6,000	(68,898)	6,000	-
Stock Subscription	-	-	-	-
Stock Sales	-	25,000	-	-
Increase/(Decrease) in shareholder loan	-	-	-	-
Repayment of loans	(10,312)	(4,674)	(5,188)	4,734
Proceeds from equipment loan	(882)	-	(882)	(2,459)

Net cash provided by (used in) financing activities	(5,194)	(96,863)	(70)	2,275

Net increase (decrease) in cash and cash equivalents	(127,280)	(415,445)	128	(83,539)

Cash and cash equivalents at beginning of the period	155,704	988,251	28,296	656,345

Cash and cash equivalents at end of the period	$28,424	$572,806	$28,424	$572,806

Cash Paid For:
Interest	$37,846	$58,509	$37,846	$58,509
Taxes	$-	$-	$-	$-

Non Cash Activities:
Depreciation	$3,118	$41,784	$3,118	$20,893
Stock issued for services	$45,950	$19,835	$200	$-
Warrants issued for convertible debt	$-	$68,898	$-	$-
Amortization of Discount on Debentures	$-	$21,538	$-	$-

The accompanying notes are an integral part of these statements

SEW CAL LOGO, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(February 29, 2008 and August 31, 2007)

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

Accounts Receivable

The Company’s trade accounts receivable and allowance for doubtful accounts are shown below.

	2/29/08	8/31/07

Gross Trade Accounts Receivable	$143,393	$142,798
Allowance for Doubtful Accounts	(1,434)	(1,428)

Accounts Receivable, net	$141,959	$141,361

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

	2/29/08	8/31/07

Raw Materials and WIP	$78,895	$96,875
Finished Goods	-	-

Total Inventory	$78,895	$96,875

Equipment and Machinery

Equipment and machinery are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives ranging from five to seven years. Depreciation and amortization expense for the fiscal years ended August 31, 2007 and 2006 amounted to $79,493 and $81,430 respectively. Gains from losses on sales and disposals are included in the statements of operations. Maintenance and repairs are charged to expense as incurred. As of February 29, 2008 and August 31, 2007 equipment and machinery consisted of the following:

	2/29/08	8/31/07

Equipment and Machinery	$942,890	$968,644
Less:
Accumulated depreciation	(763,333)	(678,586)

	$179,557	$290,058

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

NOTE 3. Accounts Payable and Other Current Liabilities

As of the period ends shown, accounts payable and accrued liabilities consisted of the following:

	2/29/08	8/31/07

Trade accounts payable	$82,004	$53,317

Sales tax payable	$2,391	$2,443
Short Term Loan – Related Party	244,063	86,600
Payroll Liabilities	32,744	31,389
Credit Card Debt	22,284	32,778
Revolving bank line of credit (Prime + 3.8%, interest payable monthly), Principal due upon maturity on 7/1/07 unless renewed by bank, secured by accounts receivable	98,070	99,420
	-	-

	$399,552	$252,630

NOTE 4. Note Payable- Related Party

On March 1, 2003, for purposes of working capital, the sole shareholder and spouse made a $355,384 subordinated loan to the Company. The Company is obligated to pay monthly interest only on the subordinated loan during its term at the rate of 10% per annum (fixed-rate calculated as simple interest). The entire principal amount of the loan was originally due on March 1, 2004, and has continued from that time on a month-to-month basis. The subordinated loan, which was consented to by United Commercial Bank and subsequent banks, is collateralized by the assets of the Company, including but not limited to any and all equipment owned by the Company, inventory, and outstanding receivables. The balance due at February 29, 2008 is $353,884.

On April 4, 2005 a shareholder loaned the company $100,000 on a five year monthly installment loan at 5% per annum for the purchase equipment. Balance of loan as of February 29, 2008 is $36,398.

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

On August 11, 2004 the Company refinanced this SBA loan with Pacific Liberty Bank. As of February 29, 2008 the balance was $194,444. Monthly payments are made the 15th of each month with interest at prime plus 2.5. Currently the interest rate is 9.5%. This loan is collateralized by the assets of the corporation and is in first place before the shareholder loan.

On April 16, 2003 the Company entered an installment sale contract with GMAC for the purchase of a vehicle. The total amount financed at signing was $40,754 that represents the total sale price. The agreement requires 60 monthly payments of approximately $679 beginning on May 16, 2003 and ending on April 16, 2008. This Loan has been paid off.

The Company has a second installment loan with GMAC on a vehicle with a balance as of February 29, 2008 of $10,969.

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

During the three months ended November 30, 2007 the Company issued 9,150,000 common shares for various services valued at $45,750. The Company converted $1,037 debenture debt by issuing 744,833 common shares.

During the three months ended February 29, 2008 the Company converted $200 debenture debt using 200,000 common shares.

Warrants

With the $1,955,000 worth of convertible debentures described above 2,000,000 five-year warrants for commons stock exercisable at $0.50 per share were issued and with the $500,000 convertible debentures 20,000,000 seven-year warrants for common shares exercisable at $0.05 per share were issued. Both exercisable prices are “out of the money” therefore no discount has been recorded.

NOTE 7. Interest Expense

Interest expense for the periods ended February 29, 2008 and August 31, 2007 is $37,846 and $1,309,263 respectively.

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

NOTE 10.   THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) SFAS 155-157 and their effect on the Company.

Statement No. 155 – Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument.

Statement No. 156 – Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied.

Statement No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to clarify how to measure fair value and to expand disclosures about fair value measurements. The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

Statement No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). To improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.

Statement No. 141 (revised 2007) – Business Combinations

In December 2007, the FASB revised SFAS No. 141, Business Combinations. This revision changes the way the minority interest in a company is measured, recorded and reported in the parent companies financial statements to the end that a statement user can better evaluate the nature and financial effects of the business combination.

Statement No. 160 – Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements related to the noncontrolling or minority interest.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

NOTE 11.   Restated Financial Statements

The Company’s financial statements for the year ended August 31, 2006 have been restated to reflect the beneficial conversion feature and the warrants attached to the convertible debt issued during 2006. A summary of the effect of the restatements is as follows:

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

Results of Operations

Total revenue was $449,427for the quarter ended February 29, 2008 as compared to $443,864 for the quarter ended February 28, 2007, a net increase of $5,563. The net increase is a result of our effort to replace what has become non-profitable business with profitable activities. Also, overall losses as a percentage of sales were cut by approximately 38%, reversing a negative trend. This can be attributed directly to both internal restructuring and to our significant investment in the research and development of our new brand based on the Pipeline Posse. Our line of clothing is continuing to be developed and advertising and promotional campaigns are initiated and underway. Officer and Administrative Compensation was $31,308 for the quarter ended February 29, 2008 as compared to $94,423 for the quarter ended February 28, 2008, a net decrease of $63,115. The net decrease is due to restructuring and streamlining management responsibilities to help facilitate future company direction and resulting profitability. Total Assets were $437,035 at February 29, 2008as compared to $621,006 at February 28, 2007, a net decrease of $183,791. The net decrease was primarily due to cash used for development expenses and reduction of inventory.

Plan of Operation

We continue promoting and marketing the Pipeline Posse product line, a recognized name in the world of surf and action sports. Our intent remains the manufacturing, selling and distributing of our own lines of surf wear and to promote this and other lines of goods in appropriate trade journals and other media as they are developed, expanded and distributed. Our first full length movie (surf video) – “Pipeline Posse – Project One” is now for sale in surf shops nationwide as well as available on the website: pipelineposse.com. Ads have been placed in major surf publications as well as on selected internet websites and the video trailers are available for viewing in our website video section. Private label business is beginning to return in spite of the continuing competition with aggressively marketed inexpensive overseas manufacturing. We continue to advocate the value of “Made in the USA” products and this is having some effect on new business as well as the return of previous customers. Our unique ability to respond to client needs for fast delivery also adds to our value as a domestic producer of quality goods. Should we be able to perpetuate and expand this trend we will add to our existing staff to support expansion and growth of both our private label business and entertainment business now that the writer’s strike has ended and remain cautiously optimistic on both issues.

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

To counter this trend and help regain our lost dollar volume in this area we will continue our existing strategy of marketing directly to movie and television productions before they begin filming locally and send units out of town on location. Our strategy of dealing directly with producers, wardrobe personnel, and talent is beginning to pay off with recent orders from major films such as “Superman Returns” and the recently released “American Gangster” starring Denzel Washington and Russell Crowe.

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

Critical Accounting Policies

Sew Cal’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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
There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls overfinancial reporting that occurred during the second quarter 2007-2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Naranjo v. Sew Cal Logo Inc., California Case No. BC368353
In March, 2007 Mr. Naranjo filed a purported class action suit against Sew Cal asserting wages due and violations of various sections of the California Labor Code relating to his purported tenure with the company.  Sew Cal denies all allegations in the complaint and intends to defend the suit accordingly.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

Date: April 7, 2008	By:	/s/ Richard Songer
Richard Songer
President, Director and Chie
Executive Officer

	By:	/s/ Judy Songer
Judy Songer
Director and Chief
Financial Officer