Form 10QSB
period 2008-05-31
SEW CAL LOGO INC
filed 2008-07-15
CIK 1281984

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number:

SEW CAL LOGO, INC.

 (Exact name of Registrant as specified in charter)

Nevada	46-0495298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

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

Yes ☒ No ☐

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 31, 2008, there were 89,291,535 shares of the registrant's Common Stock outstanding and 300,000 shares of Series A Preferred Stock outstanding.

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

To the Board of Directors
Sew Cal Logo, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sew Cal Logo, Inc. as of May 31, 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the nine-month and three-month periods ended May 31, 2008 and May 31, 2007. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Sew Cal Logo, Inc. as of August 31, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated November 29, 2007, we expressed a qualified opinion with a going concern paragraph on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of May 31, 2008 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
July 14, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

SEW CAL LOGO, INC.

BALANCE SHEETS
(Unaudited)

		August 31,
	May 31,	2007
	2008	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$30,881	$155,704
Accounts Receivable, net	175,190	141,361
Inventory	80,215	96,875
Security Deposits	2,200	6,000
Prepaid Expenses	6,000	3,800

Total current assets	294,486	403,740

Equipment and machinery, net	160,767	217,266
Other assets	-	-

Total assets	$455,253	$621,006

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$61,229	$53,317
Note Payable-shareholder	353,884	347,884
Other current liabilities	309,982	252,630
Current Poriton of Long Term Debt	176,402	227,659

Total current liabilities	901,497	881,490

Long-term liabilities
Note Payable-related party	30,454	46,019
Convertible Debentures	2,655,975	2,331,517
Discount on Convertible Debentures	(646,899)	(646,899)
Equipment Loans	10,201	11,851

Total liabilities	2,951,228	2,623,978

Stockholders' Equity (Deficit)

Preferred stock, authorized 300,000 shares,
Par value $0.001, issued and outstanding at
11/30/07 and 8/31/07 is 300,000 respectively	300	300

Common stock, authorized 500,000,000 shares,
$0.001 par value, issued and outstanding at
2/29/08 and 8/31/07 is 44,175,535 and 34,080,702
shares respectively.	89,292	34,081
Additional Paid in Capital	4,165,008	4,154,977
Stock Subscribed	-	-
Accumulated Deficit	(6,750,575)	(6,192,330)

Total stockholders' equity (deficit)	(2,495,975)	(2,002,972)

Total liabilities and stockholders' equity	$455,253	$621,006

The accompanying notes are an integral part of these statements

SEW CAL LOGO, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007

Revenue:
Sales of Caps, Embroidery and Other	$1,440,119	$1,511,255	$436,484	$497,355

Total Revenue	1,440,119	1,511,255	436,484	497,355

Cost of Goods Sold	1,340,481	1,413,501	415,813	497,961

Gross profit	99,638	97,754	20,671	(606)

Expenses:
General and Administrative	236,705	310,938	76,136	147,260
Officer and Administrative Compensation	139,719	284,535	47,812	83,269
Consulting, Legal and Accounting	130,000	160,754	36,242	53,285
Depreciation	56,499	60,638	18,790	18,854
Rent	36,000	152,000	12,000	12,000

Total expenses	598,923	968,865	190,980	314,668

Loss from Operations	(499,285)	(871,111)	(170,309)	(315,274)

Other Income (Expenses)
Interest (Expense)	58,960	1,005,814	21,114	330,563

Total other expenses	58,960	1,005,814	21,114	330,563

Loss before income taxes	(558,245)	(1,876,925)	(191,423)	(645,837)

Provision for income taxes	-	-	-	-

Net loss	$(558,245)	$(1,876,925)	$(191,423)	$(645,837)

Basic and Diluted Earnings (Loss) per Share	$(0.02)	$(0.12)	$(0.01)	$(0.04)

Weighted Average Number of Common Shares	27,595,484	15,248,849	27,595,484	15,248,849

The accompanying notes are an integral part of these statements

SEW CAL LOGO, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

					Additional			Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Subscribed	(Deficit)	Equity

Balance, August 31, 2005	234,800	$235	5,176,168	$5,176	$187,517	$36,000	$(673,814)	$(444,886)

Shares issued for Services
at $0.15 per share			50,000	50	7,450			7,500

Fair Value of Warrants attached to
Convertible Debentures					1,081,657			1,081,657

Beneficial Conversion Feature attached to
Convertible Debentures					2,500,000			2,500,000

Shares issued for Services
at $0.10 per share			33,334	33	3,300			3,333

Shares issued for Conversion of Debt			290,000	290	32,741			33,031

Net Loss for Year							(2,947,833)	(2,947,833)

Balance, August 31, 2006	234,800	235	5,549,502	5,549	3,812,665	36,000	(3,621,647)	232,802

Preferred Shares issued for Services	65,200	65			1,891			1,956

Common Stock Issued for Cash			61,000	61	60,939	(36,000)		25,000

Shares issued for Services			3,500,200	3,501	214,000			217,501

Shares issued for Conversion of Debt			24,970,000	24,970	65,482			90,452

Net Income (Loss) for period							(2,570,683)	(2,570,683)

Balance, August 31, 2007	300,000	300	34,080,702	34,081	4,154,977	-	(6,192,330)	(2,002,972)

Shares issued for Services			9,150,000	9,150	36,600			45,750

Shares issued for Conversion of Debt			744,833	745	292			1,037

Shares issued for Conversion of Debt			200,000	200	-			200

Shares issued for Services			17,200,000	17,200	(8,450)			8,750

Shares issued for Conversion of Debt			27,916,000	27,916	(18,411)			9,505

Net Income (Loss) for period							(558,245)	(558,245)

Balance, May 31, 2008	300,000	300	89,291,535	89,292	4,165,008	-	(6,750,575)	(2,495,975)

The accompanying notes are an integral part of these statements

SEW CAL LOGO, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended		Three Months Ended
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007
Operating Activities:
Net income (loss)	$(558,245)	$(1,876,925)	$(191,423)	$(645,837)
Adjustments to reconcile net income (loss)
Depreciation	56,499	60,638	18,790	18,854
Stock issued for services	54,500	84,017	8,750	78,157
Stock issued to convert debt	10,742	131,512	9,505	-
Amortization of Discount on Debentures	-	925,113	-	310,471
Changes in Assets and Liabilities
(Increase) decrease in prepaid expenses	(2,200)	(5,581)	-	4,309
(Increase) decrease in inventory	16,660	8,595	(1,320)	7,902
(Increase) decrease in security deposits	3,800	-	-	-
(Increase) decrease in accounts receivable	(33,829)	105,810	(33,231)	4,165
Increase (decrease) in accounts payable	7,912	(23,993)	(20,775)	(23,875)
Increase (decrease) in other current liabilities	(99,948)	49,223	(264,613)	(31,267)

Net cash provided by (used in) operating activities	(544,109)	(541,591)	(474,317)	(277,121)

Investing Activities:
(Purchases) disposal of equipment	-	(6,700)	-	8,299

Cash (used) in investing activities	-	(6,700)	-	8,299

Financing Activities:
Notes Payable	90,478	-	152,047
Debentures Payable	324,458	-	325,495	(62,238)
Stock Subscription	-	(36,000)	-	-
Stock Sales	-	61,000	-	25,000
Increase/(Decrease) in shareholder loan	6,000	-	-	-
Repayment of loans	-	(214,755)	-	(4,998)
Proceeds from equipment loan	(1,650)	-	(768)	(11,543)

Net cash provided by (used in) financing activities	419,286	(189,755)	476,774	(53,779)

Net increase (decrease) in cash and cash equivalents	(124,823)	(738,046)	2,457	(322,601)

Cash and cash equivalents at beginning of the period	155,704	988,251	28,424	572,806

Cash and cash equivalents at end of the period	$30,881	$250,205	$30,881	$250,205

Cash Paid For:
Interest	$58,960	$22,192	$21,114	$22,192
Taxes	$-	$-	$-	$-

Non Cash Activities:
Depreciation	$56,499	$60,638	$3,118	$18,854
Stock issued for services	$54,500	$84,017	$200	$78,157
Warrants issued for convertible debt	$10,742	$131,512	$-	$-
Amortization of Discount on Debentures	$-	$925,113	$-	$310,471

The accompanying notes are an integral part of these statements

SEW CAL LOGO, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(May 31, 2008 and August 31, 2007)

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

Accounts Receivable

The Company’s trade accounts receivable and allowance for doubtful accounts are shown below.

	5/31/08	8/31/07

Gross Trade Accounts Receivable	$176,959	$142,798
Allowance for Doubtful Accounts	(1,769)	(1,428)

Accounts Receivable, net	$175,190	$141,361

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

	5/31/08	8/31/07

Raw Materials and WIP	$80,215	$96,875
Finished Goods	-	-

Total Inventory	$78,895	$96,875

SEW CAL LOGO, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(May 31, 2008 and August 31, 2007)

NOTE 1. Summary of Significant Accounting Policies - continued

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

	5/31/08	8/31/07

Equipment and Machinery	$942,890	$968,644
Less:
Accumulated depreciation	(782,123)	(678,586)

	$160,767	$290,058

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

NOTE 3.  Accounts Payable and Other Current Liabilities

As of the period ends shown, accounts payable and accrued liabilities consisted of the following:

	5/31/08	8/31/07

Trade accounts payable	$61,229	$53,317

Sales tax payable	$3,802	$2,443
Short Term Loan – Related Party	157,300	86,600
Payroll Liabilities	22,334	31,389
Credit Card Debt	20,110	32,778
Revolving bank line of credit (Prime + 3.8%, interest payable monthly), Principal due upon maturity on 7/1/07 unless renewed by bank, secured by accounts receivable	106,436	99,420
	-	-

	$309,982	$252,630

SEW CAL LOGO, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(May 31, 2008 and August 31, 2007)

NOTE 4.  Note Payable- Related Party

On March 1, 2003, for purposes of working capital, the sole shareholder and spouse made a $355,384 subordinated loan to the Company.  The Company is obligated to pay monthly interest only on the subordinated loan during its term at the rate of 10% per annum (fixed-rate calculated as simple interest).  The entire principal amount of the loan was originally due on March 1, 2004, and has continued from that time on a month-to-month basis.  The subordinated loan, which was consented to by United Commercial Bank and subsequent banks, is collateralized by the assets of the Company, including but not limited to any and all equipment owned by the Company, inventory, and outstanding receivables.  The balance due at May 31, 2008 is $353,884.

On April 4, 2005 a shareholder loaned the company $100,000 on a five year monthly installment loan at 5% per annum for the purchase equipment.  Balance of loan as of  May 31,, 2008 is $30,454.

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

On August 11, 2004 the Company refinanced this SBA loan with Pacific Liberty Bank.  As of May 31, 2008 the balance was $176,402.  Monthly payments are made the 15th of each month with interest at prime plus 2.5.  Currently the interest rate is 9.5%.  This loan is collateralized by the assets of the corporation and is in first place before the shareholder loan.

On April 16, 2003 the Company entered an installment sale contract with GMAC for the purchase of a vehicle.  The total amount financed at signing was $40,754 that represents the total sale price.  The agreement requires 60 monthly payments of approximately $679 beginning on May 16, 2003 and ending on April 16, 2008.  This Loan has been paid off.

The Company has a second installment loan with GMAC on a vehicle with a balance as of May 31, 2008 of $10,201.

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

SEW CAL LOGO, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(May 31, 2008 and August 31, 2007)

NOTE 5. Commitments and Contingencies - continued

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

SEW CAL LOGO, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(May 31, 2008 and August 31, 2007)

NOTE 6.  Stockholders’ Equity - continued

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

During the three months ended March 31, 2008 the Company converted $9,505 debenture debt by issuing 27,916,000 commons shares and issued 17,200,000 common shares for $8,750 services.

Warrants

With the $1,955,000 worth of convertible debentures described above 2,000,000 five-year warrants for commons stock exercisable at $0.50 per share were issued and with the $500,000 convertible debentures 20,000,000 seven-year warrants for common shares exercisable at $0.05 per share were issued.  Both exercisable prices are “out of the money” therefore no discount has been recorded.

NOTE 7.  Interest Expense

Interest expense for the nine months ended March 31, 2008 and the year ended August 31, 2007 is $58,960 and $1,309,263 respectively.

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(May 31, 2008 and August 31, 2007)

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

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) SFAS 155-160 and 141 (revised 2007) and their effect on the Company.

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

SEW CAL LOGO, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(May 31, 2008 and August 31, 2007)

NOTE  10.  The Effect of Recently Issued Accounting Standards - continued

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

Results of Operations

Total revenue was $436,484 for the quarter ended may 31, 2008 as compared to $497,355 for the quarter ended May 31, 2007, a net decrease of $60,871.  The net decrease is a result of our continued effort to replace non-profitable with profitable business. Also, overall losses as a percentage of sales continue to decline. This can be attributed directly to both internal restructuring and to our significant investment in the research and development of our new surf based brand. Our line of merchandise is continuing to be  developed and advertising and promotional campaigns are initiated and underway.   Officer and Administrative Compensation was $47,812 for the quarter ended May 31, 2008 as compared to  $83,269 for the quarter ended May 31, 2007, a net decrease of $35,457.  The net decrease is due to the continued restructuring and streamlining of management responsibilities, helping facilitate more focused company direction and the anticipated resulting profitability.  Total Assets were $ $455,253 at May 31, 2008 as compared to $621,006 at August 31, 2007, a net decrease of $165,753.  The net decrease was primarily due to cash used for development expenses and reduction of inventory.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONTINUING AND FUTURE PLAN OF OPERATIONS. - continued

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We recently applied to the USTPO for the trademark “Pipeline Posse” in several categories. Each of our applications is active and currently under review for approval by the USPTO examiners We will continue to assess the need for any copyright, trademark or patent applications on an ongoing basis. Any applications approved yet?

Film Wardrobe & Entertainment Related Business

Film wardrobe and related business remains slow as productions continue to be produced outside the United States.  This holds true for nearly all of the major studios as well as independent filmmakers, causing the majority of the local costume houses to downsize.

To counter this trend and help regain our lost dollar volume in this area we will continue our existing strategy of marketing directly to movie and television productions before they begin filming locally and send units out of town on location.  Our strategy of dealing directly with producers, wardrobe personnel, and talent is beginning to pay off with recent orders from major films such as “Superman Returns” and the recently released “American Gangster” starring Denzel Washington and Russell Crowe. Any new movies or TV programs to add?

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

Contact with our target market has been initially established in several major surf publications  through personal interviews with our athletes as well as editorials on The Pipeline Posse itself.  Print and on-line advertising campaigns have commenced in both industry related magazines and websites.  We have also published and activated PIPELINEPOSSE.COM, our website which features up to date information on the athletes, activities, photo and video galleries, an active news blog, related action sports links, and a fully developed online store.  The secure site and shopping capability has been recently activated to accept credit cards and offer shipment of merchandise worldwide.  A multi- faceted major advertising and marketing campaign is being budgeted and developed for the end of 2008 and professional sales organizations are being interviewed and considered for representation and distribution of the brand both domestically and worldwide.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONTINUING AND FUTURE PLAN OF OPERATIONS. - continued

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Sew Cal's views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Sew Cal's consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report. During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations.

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

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the Third quarter 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Naranjo v. Sew Cal Logo Inc., California Case No. BC368353
Case has been settled in a manner satisfactory to both parties and no other legal issues are pending.

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

Date: July 15, 2008	By:	/s/ Richard Songer
Richard Songer
President, Director and Chief
Executive Officer

Date: July 15, 2008	By:	/s/ Judy Songer
Judy Songer
Director and Chief
Financial Officer