Form 10KSB
period 2008-08-31
SEW CAL LOGO INC
filed 2008-12-11
CIK 1281984

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

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

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

For the fiscal year ended August 31, 2008, the Company's revenue was $1,886,224.

As of August 31, 2008, the number of shares of Common Stock outstanding was 136,584,535.

The aggregate market value of the Company's Common Stock held by non-affiliates of the registrant as of August 31, 2008  was approximately $33,925  (based upon shares at $0.0003 per share).

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Typical examples include: The “White Star Line” uniforms worn in “ Titanic” (the largest grossing movie of all time), the “Bubba Gump Shrimp Co” cap worn by Tom Hanks in “Forrest Gump” (opening scene and throughout the movie) not to mention the cast and crew merchandise (jackets, caps, bags, wearable’s) for “Titanic” and over 60,000 promotional Bubba Gump caps related to the release of the film.  Tom Cruise and Robert Duvall wore Sew Cal racing attire in “Days of Thunder” and the company produced many of the uniforms worn by the pit crews and teams of the NASCAR circuit portrayed in the film.  Patches for everything from border patrols, police departments, museum guards, military personnel, and just about anything related to uniforms (including the authentic Naval ranks of the many sailors portrayed in “Pearl Harbor”) have been provided to help moviemakers establish near-authentic locations and characters.

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

Surf and Sports Related Business

In 2005 we acquired the rights to a branded line of Surf and Sports Wear items named Pipeline Posse. We have developed the necessary relationships, executed exclusive marketing and advertising programs with some of the  top names in the Surfing World, designed an initial line of related surf and sports clothing, created and activated an on-line retail store for Pipeline Posse, and are planning an early 2009 launch of these products into selected retail stores. We are currently in the process of developing our comprehensive business plan to include branded equipment, film and television projects, sports equipment and accessories, as well as brand endorsement for several major categories of products related to the action sports and youth markets.

ITEM 1. DESCRIPTION OF BUSINESS. - continued

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

ITEM 1. DESCRIPTION OF BUSINESS. - continued

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

ITEM 1. DESCRIPTION OF BUSINESS. - continued

Equity Incentive Plan

We currently have no equity incentive or option plan in place.

Number of Employees

We currently  employ  approximately  60  full-time  employees  and no part-time employees. We have no collective bargaining agreements with any labor organization and we believe that we enjoy good relations with our employees.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently lease our 27,000 square foot manufacturing and office facilities located at 207 West 138th Street in Los Angeles, in close proximity to Los Angeles International Airport. Our lease expires on October 4, 2009 at a monthly rental of $15,000. The lease requires us to pay property taxes and utilities. Rent expenses for the years ended August 31, 2008 and 2007, were $240,000 and $240,000 respectively.  We lease our facilities from a limited liability company owned by Richard L. and Judy Songer, officers, directors and principal shareholders of Sew Cal.

ITEM 3. LEGAL PROCEEDINGS.

There are presently no legal proceeds.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have submitted no matters to a vote of shareholders during the fiscal year ended August 31, 2007.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The Company’s common stock commenced trading in the over-the-counter market on ) April 21, 2005 and prices for the common stock are quoted on the OTC Electronic Bulletin Board (OTCBB) under the symbol SEWC.  Trading in the common stock has been sporadic.

The following table sets forth the high and low bid prices for the common stock on the OTCBB for the periods indicated.  The bid prices represent prices between dealers and do not include retail markups, markdowns or commissions and may not represent actual transactions.

QUARTER ENDED	HIGH BID	LOW BID

June 30, 2008	$0.0007	$0.0005
September 30, 2008	$0.0001	$0.0001

Holders

As of August 31, 2008 there were approximately 72 holders of record of our common stock, not including persons holding shares in “street” names.

Dividends

We have not paid any cash dividends since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future.

Recent Sales of Unregistered Securities

NONE

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

Results of Operations

Total revenue was $1,886,224 for the year ended August 31, 2008 as compared to $1,932,448 for the year ended August 31, 2007, a net decrease of $42,224.  The net decrease is primarily due to continued loss of private label business as the market for headwear manufacturing continued moving to Chinese imports.  Officer and Administrative Compensation was $164,469 for the year ended August 31, 2008 as compared to $331,032 for the year ended August 31, 2007, a net decrease of $166,563.  The net decrease is due to reduction of administrative staff and further reduction of executive salaries.  Total Assets were $452,903 at August 31, 2008 as compared to $621,006 at August 31, 2007, a net decrease of $168,103.  The net decrease was primarily due to a reduction of cash on hand and a reduction of inventory.

Plan of Operation

In 2005 we acquired the rights to a branded line of Surf and Sports Wear items based on the Pipeline Posse in Hawaii. We have developed the necessary relationships, executed exclusive marketing and advertising programs with some of the top names in the Surfing World, designed an initial line of related surf and sports clothing, created and activated an on-line retail store for Pipeline Posse, and are planning an early 2009 launch of these products into selected retail stores and on-line.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

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

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We previously  applied to the USTPO for the trademark “Pipeline Posse” in several categories. Each of our applications is active and currently under review for approval or approved by the USPTO examiners We will continue to assess the need for any copyright, trademark or patent applications on an ongoing basis.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - continued

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

NONE

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

Name	Age	Position	Term Commenced	Term Expires

Richard L. Songer	61	President/Director	Feb. 24, 2008	Feb. 23, 2009
Judy Songer	56	Chief Financial Officer/Secretary	Feb. 24, 2008	Feb. 23, 2009

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. - continued

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

Richard L. Songer, President, Director, Age 61. Mr. Songer founded Southern California Logo, and has been continuously employed as a Director and our President since 1985 and has not been engaged in any other business or had any other employment for the past five (5) years. Mr. Songer oversees all operations of our company. Mr. Songer is a 1969 graduate of Virginia Tech. Mr. Songer does not currently serve as an officer or director of any other public company. Mr. Songer served as the President of Freedom Surf, Inc., a publicly traded company, from October to December of 2000.

Judy Songer, Chief Financial Officer, Secretary and Treasurer, Age 56. Ms. Songer has been CFO of Southern California Logo and the head of the accounting department since the company was founded. She currently oversees all financial and human resource aspects of the corporation. Previously employed by BDM, Inc., a Washington, D.C. based government contractor and think tank, she held a top secret clearance. An avid outdoors enthusiast, she currently resides in Southern California and actively participates in the lifestyle that drives the company in its current direction. Ms. Songer received an AA Degree in Finance from Northern Virginia Community College in 1973. Ms. Songer does not, and has not, served as an officer or director of any other public company.

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

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the compensation paid by Sew Cal for services rendered in all capacities to Sew Cal from September 1, 2007 through the fiscal year ended August 31, 2008, of all officers and directors of the Company.

Name and Principal Underlying Positions at 8/31/08	Salary	Bonus	Compensation	Options

Richard L. Songer	$30,000	0	0	0
President/Director

Judy Songer CFO	$5,769	0	0	0

EMPLOYMENT AND RELATED AGREEMENTS

We have no employment agreements with any of our officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the shareholdings of those persons who: (i) own more than five percent of our common stock as of August 31, 2008 with the number of outstanding shares at 135,845,535 ; (ii) are officers or directors of the Company; and (iii) all officers and directors as a group:

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

The following tables set forth, as of August 31, 2008, certain information with respect to the beneficial ownership of our common and preferred stock by (i) each director and officer of Sew Cal, (ii) each person known to Sew Cal to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person's address, and (iii) all of the directors and officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. - continued

Name of Beneficial Owner	Common Shares Beneficially
or Name of Officer or Director	Owned	Percent

Richard L. Songer	23,500,000	17.21%
President/Director
207 W. 138th Street
Los Angeles, California 90061
Judy Songer	(1)	(1)
CFO/Secretary/
Treasurer
207 W. 138th Street
Los Angeles, California 90061
Total Director/Officer/
5% Owners	23,500,000	17.21%

Name of Beneficial Owner	Preferred Shares Beneficially
or Name of Officer or Director	Owned	Percent

Richard L. Songer	245,000	81.67%
President/Director
207 W. 138th Street
Los Angeles, California 90061
Judy Songer	(1)	(1)
CFO/Secretary/
Treasurer
207 W. 138th Street
Los Angeles, California 90061
Lori Heskett (2)	22,500	7.50%
207 W. 138th Street
Los Angeles, California 90061
Kagel Family Trust (3)	22,500	7.50%
1801 Century Park East
25th Floor
Los Angeles, California 90067
Total Director/Officer
5% Owners	290,000	96.67%

(1) Richard L. Songer and Judy Songer, husband and wife, beneficially own an aggregate total of 23,500,000 shares of our common stock and 245,000 shares of our Series A Preferred Stock as Joint Tenants with Rights of Survivorship, which they received pursuant to the Articles of Merger in exchange for one hundred percent (100%) of their common stock in SCL.

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

From early in fiscal year 2000 through August,  2008, the Songer’ have provided us with a revolving line of credit totaling $271,770 at a rate of ten percent (10%) per annum. As cash flow has permitted, we made periodic payments on the outstanding balance over the past two years, and there is no current outstanding balance owing as of the date of this report. We have no written agreement with the Songer’ with respect to this revolving line of credit and they are not obligated to advance any future funds to us.

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

ITEM 13. EXHIBITS

The following Exhibits are filed herewith:

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended August 31, 2006 and 2005.

1. Audit Fees. Consists of fees billed for professional services rendered for the audits of Registrant's financial statements for the fiscal years ended August 31, 2008 and 2007, and for review of the financial statements included in Registrant's Quarterly Reports on Form 10-QSB for those fiscal years. Fees for 2007 audit were $5,000. Fees billed to date for 2008 are $5,000 audit retainer and a $5,500 quarterly review fees.

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

Sew Cal Logo, Inc.

Dated: December 11, 2008	By:	/s/ Richard L. Songer
Richard L. Songer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signatures	Titles	Date

/s/ Richard L. Songer	Principal Executive Officer	December 11, 2008
Richard L. Songer

/s/ Judy Songer	Principal Financial and Accounting Officer	December 11, 2008
Judy Songer

SEW CAL LOGO, INC.

FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors Sew Cal Logo, Inc.

We have audited the accompanying balance sheets of Sew Cal Logo, Inc. as of August 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended August 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sew Cal Logo, Inc. as of August 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended August 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated a net loss of $6,361,287, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/  Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
November 25, 2008

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

SEW CAL LOGO, INC.

BALANCE SHEETS

	August 31,	August 31,
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$15,716	$155,704
Accounts Receivable, net	216,108	141,361
Inventory	70,902	96,875
Security Deposits
Prepaid Expenses	2,200	3,800

Total current assets	304,926	397,740

Equipment and machinery, net	141,977	217,266
Security Deposits	6,000	6,000

Total assets	$452,903	$621,006

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	98,693	$53,317
Note Payable-shareholder	353,884	347,884
Other current liabilities	443,220	252,630
Current Poriton of Long Term Debt	158,290	227,659

Total current liabilities	1,054,087	881,490

Long-term liabilities
Note Payable-related party	25,135	46,019
Convertible Debentures	2,655,975	2,331,517
Discount on Convertible Debentures	(646,899)	(646,899)
Equipment Loans	9,101	11,851

Total liabilities	3,097,399	2,623,978

Stockholders' Equity (Deficit)

Preferred stock, authorized 300,000 shares,
Par value $0.001, issued and outstanding at
11/30/07 and 8/31/07 is 300,000 respectively	300	300

Common stock, authorized 500,000,000 shares,
$0.001 par value, issued and outstanding at
August 31, 2008 and 2007 is 143,124,535 and
34,080,702 shares respectively.	143,125	34,081
Additional Paid in Capital	4,120,649	4,154,977
Stock Subscribed	-	-
Accumulated Deficit	(6,908,570)	(6,192,330)

Total stockholders' equity (deficit)	(2,644,496)	(2,002,972)

Total liabilities and stockholders' equity	$452,903	$621,006

The accompanying notes are an integral part of these statements

SEW CAL LOGO, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	August 31,
	2008	2007

Revenue:
Sales of Caps, Embroidery and Other	$1,886,224	$1,932,448

Total Revenue	1,886,224	1,932,448

Cost of Goods Sold	1,664,085	1,862,314

Gross profit	222,139	70,134

Expenses:
General and Administrative	265,462	332,855
Officer and Administrative Compensation	164,469	331,032
Consulting, Legal and Accounting	187,773	417,354
Depreciation	6,109	10,313
Rent	240,000	240,000

Total expenses	863,813	1,331,554

Loss from Operations	(641,674)	(1,261,420)

Other Income (Expenses)
Interest (Expense)	74,566	1,309,263

Total other expenses	74,566	1,309,263

Loss before income taxes	(716,240)	(2,570,683)

Provision for income taxes	-	-

Net loss	$(716,240)	$(2,570,683)

Basic and Diluted Earnings (Loss) per Share	$(0.01)	$(0.13)

Weighted Average Number of Common Shares	60,889,409	19,720,878

The accompanying notes are an integral part of these statements

SEW CAL LOGO, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

					Additional			Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Subscribed	(Deficit)	Equity

Balance, August 31, 2005	234,800	$235	5,176,168	$5,176	$187,517	$36,000	$(673,814)	$(444,886)

Shares issued for Services
at $0.15 per share			50,000	50	7,450			7,500

Fair Value of Warrants attached to
Convertible Debentures					1,081,657			1,081,657

Beneficial Conversion Feature attached to
Convertible Debentures					2,500,000			2,500,000

Shares issued for Services
at $0.10 per share			33,334	33	3,300			3,333

Shares issued for Conversion of Debt			290,000	290	32,741			33,031

Net Loss for Year							(2,947,833)	(2,947,833)

Balance, August 31, 2006	234,800	235	5,549,502	5,549	3,812,665	36,000	(3,621,647)	232,802

Preferred Shares issued for Services	65,200	65			1,891			1,956

Common Stock Issued for Cash			61,000	61	60,939	(36,000)		25,000

Shares issued for Services			3,500,200	3,501	214,000			217,501

Shares issued for Conversion of Debt			24,970,000	24,970	65,482			90,452

Net Income (Loss) for period							(2,570,683)	(2,570,683)

Balance, August 31, 2007	300,000	300	34,080,702	34,081	4,154,977	-	(6,192,330)	(2,002,972)

Shares issued for Services			9,150,000	9,150	36,600			45,750

Shares issued for Conversion of Debt			744,833	745	292			1,037

Shares issued for Conversion of Debt			200,000	200	-			200

Shares issued for Services			17,200,000	17,200	(8,450)			8,750

Shares issued for Conversion of Debt			27,916,000	27,916	(18,411)			9,505

Shares issued for Conversion of Debt			53,833,000	53,833	(44,359)			9,474

Net Income (Loss) for period							(716,240)	(716,240)

Balance, August 31, 2008	300,000	$300	143,124,535	$143,125	$4,120,649	-	$(6,908,570)	$(1,928,256)

The accompanying notes are an integral part of these statements

SEW CAL LOGO, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	August 31,
	2008	2007
Operating Activities:
Net income (loss)	$(716,240)	$(2,570,683)
Adjustments to reconcile net income (loss)
Depreciation	75,289	79,493
Stock issued for services	54,500	219,457
Stock issued to convert debt	20,216
Amortization of Discount on Debentures	-	1,233,485
Changes in Assets and Liabilities
(Increase) decrease in prepaid expenses	1,600	419
(Increase) decrease in inventory	25,973	27,174
(Increase) decrease in security deposits	-	(6,000)
(Increase) decrease in accounts receivable	(74,747)	120,154
Increase (decrease) in accounts payable	45,376	14,091
Increase (decrease) in other current liabilities	190,590	79,062

Net cash provided by (used in) operating activities	(377,443)	(803,348)

Investing Activities:
(Purchases) disposal of equipment	-	(6,701)

Cash (used) in investing activities	-	(6,701)

Financing Activities:
Notes Payable	(90,253)	-
Debentures Payable	324,458	-
Stock Subscription	-	(36,000)
Stock Sales	-	61,000
Increase/(Decrease) in shareholder loan	6,000	-
Repayment of loans	-	(31,279)
Proceeds from equipment loan	(2,750)	(16,219)

Net cash provided by (used in) financing activities	237,455	(22,498)

Net increase (decrease) in cash and cash equivalents	(139,988)	(832,547)

Cash and cash equivalents at beginning of the period	155,704	988,251

Cash and cash equivalents at end of the period	$15,716	$155,704

Cash Paid For:
Interest	$74,566	$1,309,263
Taxes	$-	$-

Non Cash Activities:
Depreciation	$75,289	$79,493
Stock issued for services	$54,500	$219,457
Warrants issued for convertible debt	$21,996	$90,452
Amortization of Discount on Debentures	$-	$1,233,485

The accompanying notes are an integral part of these statements

SEW CAL LOGO, INC.
NOTES TO FINANCIAL STATEMENTS
(Years Ended August 31, 2008 and 2007)

NOTE 1. Summary of Significant Accounting Policies

The Company

Sew Cal Logo, Inc. (The Company) was incorporated in the State of California on August 30, 1985 as C J Industries and on February 24, 2004 merged with Calvert Corporation, a Nevada Corporation which changed its name to Sew Cal Logo, Inc.  This was a recapitalization accounted for as a stock exchange reverse merger.

The Company is a Nevada corporation doing business in Los Angeles, California.  The Company produces and manufactures custom embroidered caps, sportswear and related corporate identification apparel.  The Company provides an in-house, full-service custom design center where original artwork and logo reproduction for embroidery are available.  The Company also offers contract embroidery and silk-screening to the manufacturing and promotional industry.  The Company’s products are sold, primarily in the United States, to Fortune 500 companies, major motion picture and television studios, retailers, and local schools and small businesses.

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

Accounts Receivable

The Company’s trade accounts receivable and allowance for doubtful accounts are shown below.

	8/31/08	8/31/07

Gross Trade Accounts Receivable	$218,343	$142,798
Allowance for Doubtful Accounts	(2,235)	(1,428)

Accounts Receivable, net	$216,108	$141,361

Revenue Recognition

The Company recognizes revenue from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

Cash and Cash equivalents

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).  This government corporation insured balances up to $100,000 through October 13, 2008.  As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

SEW CAL LOGO, INC.
NOTES TO FINANCIAL STATEMENTS
(Years Ended August 31, 2008 and 2007)

NOTE 1. Summary of Significant Accounting Policies - continued

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009.  On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.  Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

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

	8/31/08	8/31/07

Raw Materials and WIP	$70,902	$96,875
Finished Goods	-	-

Total Inventory	$70,902	$96,875

Equipment and Machinery

Equipment and machinery are stated at cost.  Depreciation is computed using the straight-line method over their estimated useful lives ranging from five to seven years.  Depreciation and amortization expense for the fiscal years ended August 31, 2008 and 2007 amounted to $75, 289 and $79,493 respectively and includes $69,180 in both years for depreciation related to Cost of Goods Sold.  Gains from losses on sales and disposals are included in the statements of operations.  Maintenance and repairs are charged to expense as incurred.  As of August 31, 2008 and 2007 equipment and machinery consisted of the following:

	8/31/08	8/31/07

Equipment and Machinery	$942,890	$968,644
Less:
Accumulated depreciation	(800,913)	(678,586)

	$141,977	$290,058

Fiscal Year

The Company operates on a fiscal year basis with a year ending August 31.

Earnings and Loss Per Share Information

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period.

SEW CAL LOGO, INC.
NOTES TO FINANCIAL STATEMENTS
(Years Ended August 31, 2008 and 2007)

NOTE 1. Summary of Significant Accounting Policies - continued

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

NOTE 3.  Accounts Payable and Other Current Liabilities

As of the period ends shown, accounts payable and accrued liabilities consisted of the following:

	8/31/08	8/31/07

Trade accounts payable	$98,693	$53,317

Sales tax payable	$2,967	$2,443
Short Term Loan – Related Party	271,770	86,600
Payroll Liabilities	28,300	31,389
Credit Card Debt	40,693	32,778
Revolving bank line of credit (Prime + 3.8%, interest payable monthly), Principal due upon maturity on 7/1/07 unless renewed by bank, secured by accounts receivable	99,491	99,420
	-	-
	$443,221	$252,630

NOTE 4.  Note Payable- Related Party

On March 1, 2003, for purposes of working capital, the sole shareholder and spouse made a $355,384 subordinated loan to the Company.  The Company is obligated to pay monthly interest only on the subordinated loan during its term at the rate of 10% per annum (fixed-rate calculated as simple interest).  The entire principal amount of the loan was originally due on March 1, 2004, and has continued from that time on a month-to-month basis.  The subordinated loan, which was consented to by United Commercial Bank and subsequent banks, is collateralized by the assets of the Company, including but not limited to any and all equipment owned by the Company, inventory, and outstanding receivables.  The balance due at August 31, 2008 is $353,884.

On April 4, 2005 a shareholder loaned the company $100,000 on a five year monthly installment loan at 5% per annum for the purchase equipment.  Balance of loan as of August 31, 2008 is $25,135.

SEW CAL LOGO, INC.
NOTES TO FINANCIAL STATEMENTS
(Years Ended August 31, 2008 and 2007)

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

On August 11, 2004 the Company refinanced this SBA loan with Pacific Liberty Bank.  As of August 31, 2008 the balance was $158,290.  Monthly payments are made the 15th of each month with interest at prime plus 2.5.  Currently the interest rate is 9.5%.  This loan is collateralized by the assets of the corporation and is in first place before the shareholder loan.

On April 16, 2003 the Company entered an installment sale contract with GMAC for the purchase of a vehicle.  The total amount financed at signing was $40,754 that represents the total sale price.  The agreement requires 60 monthly payments of approximately $679 beginning on May 16, 2003 and ending on April 16, 2008.  This Loan has been paid off.

The Company has a second installment loan with GMAC on a vehicle with a balance as of August 31, 2008 of $9,101.

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
NOTES TO FINANCIAL STATEMENTS
(Years Ended August 31, 2008 and 2007)

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

SEW CAL LOGO, INC.
NOTES TO FINANCIAL STATEMENTS
(Years Ended August 31, 2008 and 2007)

NOTE 6.  Stockholders’ Equity - continued

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

During the three months ended August 31, 2008 the Company converted $9,474 debenture debt issued by issuing 53,833,000 common shares.

Warrants

With the $1,955,000 worth of convertible debentures described above 2,000,000 five-year warrants for commons stock exercisable at $0.50 per share were issued and with the $500,000 convertible debentures 20,000,000 seven-year warrants for common shares exercisable at $0.05 per share were issued.  Both exercisable prices are “out of the money” therefore no discount has been recorded.

NOTE 7.  Interest Expense

Interest expense for the years ended August 31, 2008 and August 31, 2007 is $74,566 and $1,309,263 respectively.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $1,503,916 as of June 30, 2008 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $6,835,981 the total valuation allowance is a comparable $1,503,916.

SEW CAL LOGO, INC.
NOTES TO FINANCIAL STATEMENTS
(Years Ended August 31, 2008 and 2007)

NOTE 8.  Income Taxes - continued

The provision for income taxes for the period ended August 31, 2008 and 2007 is calculated by applying the statutory rate of 22% to the income/(loss) from continuing operations and deducting appropriate taxes and allowances as follows:

	August 31,
	2008	2007
Deferred Tax Asset	$157,573	$565,550
Valuation Allowance	(157,573)	(565,550)
Current Taxes Payable	-	-

Income Tax Expense	$-	$-

At August 31, 2008, federal income tax net operating loss carry forwards (“NOL’s”) which were available to the Company were the following with the year in which they expire.

Year	Amount	Expiration
1996	2,104	2011
1997	9,265	2012
1998	26,317	2013
1999	21,074	2019
2000	50,619	2020
2001	21,675	2021
2002	319,424	2022
2003	45,381	2023
2005	105,366	2025
2006	2,947,833	2026
2007	2,570,683	2027
2008	716,240	2028

Total NOL	$6,835,981

Were the NOL tax asset to be recorded at August 31, 2008 it would be a long-term asset of $1,503,916.  Continued profitability by the Company will be a major factor in the valuation account being removed and the recording of this asset.

NOTE  9. The Effect of Recently Issued Accounting Standards

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) issued by the Financial Accounting Standards Board (FASB) SFAS 157-163 and their effect on the Company.

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

The adoption of this new Statement has not had a material effect on the Company’s current financial position, results or operations, or cash flows.

Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.

Adoption of this pronouncement has not had a material effect on the Company’s consolidated financial statements.

SEW CAL LOGO, INC.
NOTES TO FINANCIAL STATEMENTS
(Years Ended August 31, 2008 and 2007)

NOTE  9. The Effect of Recently Issued Accounting Standards - continued

Statement No. 141 (revised 2007) – Business Combinations

In December 2007, the FASB revised SFAS No. 141 (revised 2007), Business Combinations.  This revision changes the way the minority interest in a company is measured, recorded and reported in the parent companies financial statements to the end that a statement user can better evaluate the nature and financial effects of the business combination.  The Company will adopt this statement beginning March 1, 2009.

It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Statement No. 161 – Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB No. 133

In March 2008, the FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

Statement No. 162 – The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards.

SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Statement No. 163 – Accounting for Financial Guarantee Insurance Contracts – and interpretation of FASB Statement No. 60

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years.

SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.