Form 10-Q
period 2008-11-30
SEW CAL LOGO INC
filed 2009-01-20
CIK 1281984

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2008

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

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

At November 30, 2008, there were 188,432,638 shares of the registrant's Common Stock outstanding and 2,500,000 shares of Series A Preferred Stock outstanding.

	Index	Page Number

PART I	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements	3

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

MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
        PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sew Cal Logo, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sew Cal Logo, Inc. as of November 30, 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the three-month periods ended November 30, 2008 and 2007. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Sew Cal Logo, Inc. as of August 31, 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated November 25, 200, we expressed a qualified opinion with a going concern paragraph on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of November 30, 2008 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
January 19, 2009

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

SEW CAL LOGO, INC.

BALANCE SHEETS

	November 30,	August 31,
	2008	2008

ASSETS
Current Assets
Cash and cash equivalents	$11,523	$15,716
Accounts Receivable, net	141,795	216,108
Inventory	70,902	70,902
Prepaid Expenses	2,200	2,200

Total current assets	226,420	304,926

Equipment and machinery, net	123,923	141,977
Security Deposits	6,000	6,000

Total assets	$356,343	$452,903

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	122,460	98,693
Note Payable-shareholder	353,884	353,884
Other current liabilities	443,079	443,220
Current Poriton of Long Term Debt	139,780	158,290

Total current liabilities	1,059,203	1,054,087

Long-term liabilities
Note Payable-related party	21,552	25,135
Convertible Debentures	2,639,361	2,655,975
Discount on Convertible Debentures	(646,899)	(646,899)
Equipment Loans	8,095	9,101

Total liabilities	3,081,312	3,097,399

Stockholders' Equity (Deficit)

Preferred stock, authorized 300,000 shares,
Par value $0.001, issued and outstanding at
11/30/08 and 8/31/08 is 22,300,000 and 300,000
respectively	22,300	300

Common stock, authorized 500,000,000 shares,
$0.001 par value, issued and outstanding at
November 30, 2008 and August 31, 2008 is
242,404,741 and 34,080,702 shares respectively.	242,405	143,125
Additional Paid in Capital	4,028,509	4,120,649
Stock Subscribed	-	-
Accumulated Deficit	(7,018,183)	(6,908,570)

Total stockholders' equity (deficit)	(2,724,969)	(2,644,496)

Total liabilities and stockholders' equity	$356,343	$452,903

The accompanying notes are an integral part of these statements

SEW CAL LOGO, INC.

STATEMENTS OF OPERATIONS

	Three Months
	Ended	Year Ended
	November 30,	August 31,
	2008	2008

Revenue:
Sales of Caps, Embroidery and Other	$354,193	$1,886,224

Total Revenue	354,193	1,886,224

Cost of Goods Sold	344,200	1,594,905

Gross profit/(loss)	9,993	291,319

Expenses:
General and Administrative	14,639	265,462
Officer and Administrative Compensation	3,462	164,469
Consulting, Legal and Accounting	8,007	187,773
Depreciation	18,053	75,289
Rent	48,000	240,000

Total expenses	92,161	932,993

Loss from Operations	(82,168)	(641,674)

Other Income (Expenses)
Interest (Expense)	27,445	74,566

Total other expenses	27,445	74,566

Loss before income taxes	(109,613)	(716,240)

Provision for income taxes	-	-

Net loss	$(109,613)	$(716,240)

Basic and Diluted Earnings (Loss) per Share	$(0.00)	$(0.01)

Weighted Average Number of Common Shares	199,447,735	60,889,409

The accompanying notes are an integral part of these statements

SEW CAL LOGO, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

( From Inception to November 30, 2008)
					Additional			Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Subscribed	(Deficit)	Equity

Balance, August 31, 2005	234,800	$235	5,176,168	$5,176	$187,517	$36,000	$(673,814)	$(444,886)

Shares issued for Services
at $0.15 per share			50,000	50	7,450			7,500

Fair Value of Warrants attached to
Convertible Debentures					1,081,657			1,081,657

Beneficial Conversion Feature attached to
Convertible Debentures					2,500,000			2,500,000

Shares issued for Services
at $0.10 per share			33,334	33	3,300			3,333

Shares issued for Conversion of Debt			290,000	290	32,741			33,031

Net Loss for Year							(2,947,833)	(2,947,833)

Balance, August 31, 2006	234,800	235	5,549,502	5,549	3,812,665	36,000	(3,621,647)	232,802

Preferred Shares issued for Services	65,200	65			1,891			1,956

Common Stock Issued for Cash			61,000	61	60,939	(36,000)		25,000

Shares issued for Services			3,500,200	3,501	214,000			217,501

Shares issued for Conversion of Debt			24,970,000	24,970	65,482			90,452

Net Income (Loss) for period							(2,570,683)	(2,570,683)

Balance, August 31, 2007	300,000	300	34,080,702	34,081	4,154,977	-	(6,192,330)	(2,002,972)

Shares issued for Services			9,150,000	9,150	36,600			45,750

Shares issued for Conversion of Debt			744,833	745	292			1,037

Shares issued for Conversion of Debt			200,000	200	-			200

Shares issued for Services			17,200,000	17,200	(8,450)			8,750

Shares issued for Conversion of Debt			27,916,000	27,916	(18,411)			9,505

Shares issued for Conversion of Debt			53,833,000	53,833	(44,359)			9,474

Net Income (Loss) for period							(716,240)	(716,240)

Balance, August 31, 2008	300,000	300	143,124,535	143,125	4,120,649	-	(6,908,570)	(1,928,256)

Shares issued for Conversion of Debt			99,280,206	99,280	(92,140)			7,140

Shares issued for Services	22,000,000	22,000						22,000

Net Income (Loss) for period							(109,613)	(109,613)

Balance, November 30, 2008	22,300,000	$22,300	242,404,741	$242,405	$4,028,509	$-	$(7,018,183)	$(2,008,729)

The accompanying notes are an integral part of these statements

SEW CAL LOGO, INC.

STATEMENTS OF CASH FLOWS

	Three Months
	Ended	Year Ended
	November 30,	August 31,
Operating Activities:	2008	2008
Net income (loss)	$(109,613)	$(716,240)
Adjustments to reconcile net income (loss)
Depreciation	18,054	75,289
Stock issued for services	22,000	54,500
Stock issued to convert debt	7,140	20,216
Amortization of Discount on Debentures	-	-
Changes in Assets and Liabilities
(Increase) decrease in prepaid expenses	-	1,600
(Increase) decrease in inventory	-	25,973
(Increase) decrease in security deposits	-	-
(Increase) decrease in accounts receivable	74,313	(74,747)
Increase (decrease) in accounts payable	23,767	45,376
Increase (decrease) in other current liabilities	(141)	190,590

Net cash provided by (used in) operating activities	35,520	(377,443)

Investing Activities:
(Purchases) disposal of equipment	-	-

Cash (used) in investing activities	-	-

Financing Activities:
Notes Payable	(22,093)	(90,253)
Debentures Payable	(16,614)	324,458
Increase/(Decrease) in shareholder loan	-	6,000
Repayment of loans	-	-
Proceeds from equipment loan	(1,006)	(2,750)

Net cash provided by (used in) financing activities	(39,713)	237,455

Net increase (decrease) in cash and cash equivalents	(4,193)	(139,988)

Cash and cash equivalents at beginning of the period	15,716	155,704

Cash and cash equivalents at end of the period	$11,523	$15,716

Cash Paid For:
Interest	$27,445	$74,566
Taxes	$-	$-

Non Cash Activities:
Stock issued for services	$22,300	$54,500
Stock issued for convertible debt	$7,140	$21,996

The accompanying notes are an integral part of these statements

SEW CAL LOGO, INC.
NOTES TO FINANCIAL STATEMENTS
(November 30, 2008 and August 31, 2008)

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

Accounts Receivable

The Company’s trade accounts receivable and allowance for doubtful accounts are shown below.

	9/30/08	8/31/08

Gross Trade Accounts Receivable	$144,030	$218,343
Allowance for Doubtful Accounts	(2,235)	(2,235)

Accounts Receivable, net	$141,795	$216,108

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

SEW CAL LOGO, INC.
NOTES TO FINANCIAL STATEMENTS
(November 30, 2008 and August 31, 2008)

NOTE 1. Summary of Significant Accounting Policies - continued

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

	9/30/08	8/31/08

Raw Materials and WIP	$70,902	$70,902
Finished Goods	-	-

Total Inventory	$70,902	$70,902

Equipment and Machinery

Equipment and machinery are stated at cost.  Depreciation is computed using the straight-line method over their estimated useful lives ranging from five to seven years.  Depreciation and amortization expense for the three months ended November 30, 2008 and the fiscal year ended August 31, 2008 amounted to $18,053 and $79,493 respectively and includes $16,558 and $69,180 for depreciation related to Cost of Goods Sold.  Gains from losses on sales and disposals are included in the statements of operations.  Maintenance and repairs are charged to expense as incurred.  As of November 30, 2008 and August 31, 2008 equipment and machinery consisted of the following:

	9/30/08	8/31/08

Equipment and Machinery	$980,717	$942,890

Less:
Accumulated depreciation	(856,794)	(800,913)

	$141,977	$141,977

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

SEW CAL LOGO, INC.
NOTES TO FINANCIAL STATEMENTS
(November 30, 2008 and August 31, 2008)

NOTE 2.  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has accumulated a loss $6,908,570 during its years of operation.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Managements Plan

Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  It is in the process of expanding its sales and distribution capability.

NOTE 3.  Note Payable- Related Party

On March 1, 2003, for purposes of working capital, the sole shareholder and spouse made a $355,384 subordinated loan to the Company.  The Company is obligated to pay monthly interest only on the subordinated loan during its term at the rate of 10% per annum (fixed-rate calculated as simple interest).  The entire principal amount of the loan was originally due on March 1, 2004, and has continued from that time on a month-to-month basis.  The subordinated loan, which was consented to by United Commercial Bank and subsequent banks, is collateralized by the assets of the Company, including but not limited to any and all equipment owned by the Company, inventory, and outstanding receivables.  The balance due at November 30, 2008 is $353,884.

On April 4, 2005 a shareholder loaned the company $100,000 on a five year monthly installment loan at 5% per annum for the purchase equipment.  Balance of loan as of November 30, 2008 is $21,255.

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

The Company has a second installment loan with GMAC on a vehicle with a balance as of November 30, 2008 of $8,095.

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

SEW CAL LOGO, INC.
NOTES TO FINANCIAL STATEMENTS
(November 30, 2008 and August 31, 2008)

NOTE 4. Commitments and Contingencies - continued

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

NOTE 5.  Stockholders’ Equity

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

During the quarter ended November 30, 2008 the Company issued 2,200,000 preferred shares to key employees for services.

SEW CAL LOGO, INC.
NOTES TO FINANCIAL STATEMENTS
(November 30, 2008 and August 31, 2008)

NOTE 5.  Stockholders’ Equity - continued

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

During the three months ended November 30, 2008 the Company converted $7,140 debenture debt issued by issuing 99,280,206 common shares.

Warrants

With the $1,955,000 worth of convertible debentures described above 2,000,000 five-year warrants for commons stock exercisable at $0.50 per share were issued and with the $500,000 convertible debentures 20,000,000 seven-year warrants for common shares exercisable at $0.05 per share were issued.  Both exercisable prices are “out of the money” therefore no discount has been recorded.

SEW CAL LOGO, INC.
NOTES TO FINANCIAL STATEMENTS
(November 30, 2008 and August 31, 2008)

NOTE 6.  Interest Expense

Interest expense for the period ended November 30, 2008 and the year ended August 31, 2008 is $ 27,445 and $74,566 respectively.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $1,503,916 as of August 31, 2008 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $6,835,981 the total valuation allowance is a comparable $1,503,916.

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

SEW CAL LOGO, INC.
NOTES TO FINANCIAL STATEMENTS
(November 30, 2008 and August 31, 2008)

NOTE  8. The Effect of Recently Issued Accounting Standards

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

SEW CAL LOGO, INC.
NOTES TO FINANCIAL STATEMENTS
(November 30, 2008 and August 31, 2008)

NOTE  8. The Effect of Recently Issued Accounting Standards - continued

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

Results of Operations

Total revenue was $354,193 for the quarter ended November 30, 2008 as compared to $547,658 for the quarter ended November 30,, 2007, a net decrease of $193465.  The net decrease is a result of our continued effort to replace non-profitable with profitable business. Also, overall losses as a percentage of sales continue to decline. This can be attributed directly to both internal restructuring and to our significant investment in the research and development of our new surf based brand. Our line of merchandise is continuing to be  developed and additional advertising and promotional campaigns are planned.   Officer and Administrative Compensation was $3,642 for the quarter ended November 30, 2008 as compared to  $43,100 for the quarter ended November 30, 2007, a net decrease of $39,458.  The net decrease is due to the continued restructuring and streamlining of management responsibilities, voluntary retirement of one officer, and reduction in wages for others, all helping to facilitate more focused company direction and the anticipated resulting profitability from same.  Total Assets were $ $356,343 at November 30as compared to $509,556 at November 30, 2007, a net decrease of $153,213.  The net decrease was primarily due to cash used for development expenses and reduction of inventory.

Plan of Operation

We continue promoting and marketing the Posse product line, a recognized name in the world of surf and action sports. Our intent  remains the manufacturing, selling and distributing of our own lines of surf wear and to promote this and other lines of goods in appropriate trade journals and other media as they are developed, expanded and distributed. Our first full length movie (surf video) – “Pipeline Posse – Project One” is now for sale in surf shops nationwide as well as available on the website: pipelineposse.com.  Ads have been placed in major surf publications as well as on selected internet websites and the video trailers are available for viewing in our website video section.  Private label business is still down but beginning to return in spite of the economic downturn and continuing competition with aggressively marketed inexpensive overseas manufacturing. We continue to advocate the value of “Made in the USA” products and this is having some effect on new business as well as the return of previous customers. Our unique ability to respond to client needs for fast delivery also adds to our value as a domestic producer of quality goods. We are now aggressively trying to perpetuate and expand this trend we plan to add to our existing staff to support expansion and growth of both our private label business and entertainment business and remain cautiously optimistic on both issues.

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

Overseas suppliers continue to be a different situation. They can produce a cap at a fraction of the price we can and we are constantly in competition with them. They can copy all that we create, but if they are asked to create on their own, they may fall short, as our industry is constantly changing by way of fabrics, styles, and method of decorating. Overseas suppliers are in the business of mass production for export. Our current customers continue to use overseas suppliers for some of their "bread and butter" styles but tend to use U.S. suppliers for the more cutting edge products. However, overseas manufacturers require considerably more time in creating new products because of their inability to provide face-to-face contact with designers and domestic customers. They also require greater lead times for shipping and cannot make changes overnight (literally) when required. The logistics also may not allow them to be immediately aware of developing trends, forecasting them, and then developing an appropriate finished product instantly.

At present, the youth oriented "action sports" lifestyle-clothing market (surf/skate/snow) is led by labels such as "Quiksilver" of Huntington Beach, California, representing in excess of $1 billion in annual sales. Also, "O'Neill Sportswear", "Rip Curl", "Lost", "Billabong", "Volcom", and numerous other Orange County, California-based clothing companies service this market and can be considered competition for our new brands. Our in depth knowledge of the market continues to support our belief that teens and young adults are looking for something new and trendy to identify with, purchase, and wear, even considering the economic and political changes we have in 2009.

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

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We recently applied to the USTPO for the trademark “Pipeline Posse” in several categories. Our applications are active and currently under review or approved by the USPTO examiners.  We will continue to assess the need for any copyright, trademark or patent applications on an ongoing basis.

Film Wardrobe & Entertainment Related Business

Film wardrobe and related business remains slow as productions continue to be produced outside the United States.  This holds true for nearly all of the major studios as well as independent filmmakers, causing the majority of the local costume houses to downsize.  The situation is improving and we have begun working on projects with new productions.

To help regain our lost dollar volume in this area we will continue our existing strategy of marketing directly to movie and television productions before they begin filming locally and send units out of town on location.  Our strategy of dealing directly with producers, wardrobe personnel, and talent is beginning to pay off with recent orders from major films such as “Mandela” (working title)  and several  recently released productions.

Corporate Sales

While corporate clients currently account for less than fifteen percent (15%) of our business, we continue to focus on growing this area of our business over the next year with the addition of in-house salespeople. Also, the addition of more new silk screening equipment has given us the capability to accept and produce specialized orders of promotional t-shirts and related items for corporate programs through outside sales and advertising organizations. Our salespeople are now attempting to solicit business to our existing client base via telephone and Internet as well as to potential new customers through the same means. We are committed to making this division profitable and more qualified labor has been retained to operate the new equipment as needed.   Second and third manufacturing shifts can be added as growth requires. Current production capacity is adequate to handle the anticipated increased volume.  No other major capital expenditures are anticipated at this time.

Development of new Product Lines

The pursuit of our efforts continue to work to export the California life style to the rest of America and to the worldwide markets in general. Started as an idea born in San Clemente, California, home of the premier surfing beaches in the world, we are continuing to develop a number of California Driven brands of products.

Several California Driven products are being developed by us but they do not represent any significant amount of our current overall revenue. The California Driven brand lines are being created as an expansion into our own line of products to market and sell.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Clothing design is being aggressively developed by both in-house personnel and professional independent contractors experienced in product development for the Action Sports Industry.  Contact with our target market has been initially established in several major surf publications  through personal interviews with our athletes as well as editorials on The Pipeline Posse itself.  Print and on-line advertising campaigns have commenced in both industry related magazines and websites.  We also maintain our website, PIPELINEPOSSE.COM, which features information on the athletes, activities, photo and video galleries, an active news blog, related action sports links, and a fully developed online store.  The secure site and shopping capability has been recently activated to accept credit cards and offer shipment of merchandise worldwide.  A multi- faceted major advertising and marketing campaign is being planned, budgeted, and developed for  2009 and professional sales organizations are being interviewed and considered for representation and distribution of the brand both domestically and worldwide.

In addition, other  related brands are being considered and are in various stages of development in regard to trademarks, competition, market potential, and strategy and cost.  Target dates for launch have not been yet established.

This Form 10-Q includes forward looking statements concerning the future operations of the Company. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all forward looking statements contained in this Form 10-Q. We have used forward looking statements to discuss future plans and strategies of the Company. Management's ability to predict results or the effect of future plans is inherently uncertain. Factors that could affect results include, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions, acceptance, technological change, changes in industry practices and one-time events. These factors should be considered when evaluating the forward looking statements and undue reliance should not be placed on such statements. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Date: January 20, 2009	By:	/s/ Richard Songer
Richard Songer
President, Director and Chief
Executive Officer

Date: January 20, 2009	By:	/s/ Judy Songer
Judy Songer
Director and Chief
Financial Officer