Form 10-Q
period 2009-02-28
SEW CAL LOGO INC
filed 2009-04-20
CIK 1281984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2009

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

MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
        PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sew Cal Logo, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sew Cal Logo, Inc. as of February 28, 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the three-month and six-month periods ended February 28, 2009 and February 29, 2008. These interim financial statements are the responsibility of the Corporation’s management.

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

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
April 16, 2009

6490 WEST DESERT INN ROAD, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

SEW CAL LOGO, INC.

BALANCE SHEETS

	February 28,	August 31,
	2008	2008

ASSETS
Current Assets
Cash and cash equivalents	$2,267	$15,716
Accounts Receivable, net	133,628	216,108
Inventory	46,388	70,902
Prepaid Expenses	2,200	2,200

Total current assets	184,483	304,926

Equipment and machinery, net	114,911	141,977
Security Deposits	6,000	6,000

Total assets	$305,394	$452,903

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	207,755	98,693
Note Payable-shareholder	328,884	353,884
Other current liabilities	450,542	443,220
Current Poriton of Long Term Debt	139,780	158,290

Total current liabilities	1,126,961	1,054,087

Long-term liabilities
Note Payable-related party	21,552	25,135
Convertible Debentures	2,637,247	2,655,975
Discount on Convertible Debentures	(646,899)	(646,899)
Equipment Loans	7,329	9,101

Total liabilities	3,146,190	3,097,399

Stockholders' Equity (Deficit)

Preferred stock, authorized 12,000,000 shares,
Par value $0.001, issued and outstanding at
02/28/2009 and 8/31/08 is 22,300,000 and 300,000
respectively	22,300	300

Common stock, authorized 2,000,000,000 shares,
$0.001 par value, issued and outstanding at
February 28, 2009 and August 31, 2008 is
271,873,638 and 143,124,535 shares respectively.	271,874	143,125
Additional Paid in Capital	4,001,154	4,120,649
Stock Subscribed	-	-
Accumulated Deficit	(7,136,124)	(6,908,570)

Total stockholders' equity (deficit)	(2,840,796)	(2,644,496)

Total liabilities and stockholders' equity	$305,394	$452,903

The accompanying notes are an integral part of these statements

SEW CAL LOGO, INC.

STATEMENTS OF OPERATIONS

	Six Months Ended		Three Months Ended
	February 28,		February 28,
	2009	2008	2009	2008

Revenue:
Sales of Caps, Embroidery and Other	$661,377	$998,339	$307,184	$449,427

Total Revenue	661,377	998,339	307,184	449,427

Cost of Goods Sold	583,782	933,810	287,582	466,907

Gross profit/(loss)	77,595	64,529	19,602	(17,480)

Expenses:
General and Administrative	91,666	122,681	29,027	58,583
Officer and Administrative Compensation	8,116	91,908	4,654	31,308
Consulting, Legal and Accounting	14,007	127,798	6,000	59,667
Depreciation	27,065	3,118	9,012	1,559
Rent	108,000	48,000	60,000	12,000

Total expenses	248,854	393,505	108,693	163,117

Loss from Operations	(171,259)	(328,976)	(89,091)	(180,597)

Other Income (Expenses)
Interest (Expense)	56,295	37,846	28,850	17,268

Total other expenses	56,295	37,846	28,850	17,268

Loss before income taxes	(227,554)	(366,822)	(117,941)	(197,865)

Provision for income taxes	-	-	-	-

Net loss	$(227,554)	$(366,822)	$(117,941)	$(197,865)

Basic and Diluted Earnings (Loss) per Share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares	232,941,574	27,595,484	232,941,574	27,595,484

The accompanying notes are an integral part of these statements

SEW CAL LOGO, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

( From Inception to February 28, 2009)

					Additional			Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Subscribed	(Deficit)	Equity

Balance, August 31, 2005	234,800	$235	5,176,168	$5,176	$187,517	$36,000	$(673,814)	$(444,886)

Shares issued for Services
at $0.15 per share			50,000	50	7,450			7,500

Fair Value of Warrants attached to
Convertible Debentures					1,081,657			1,081,657

Beneficial Conversion Feature attached to
Convertible Debentures					2,500,000			2,500,000

Shares issued for Services
at $0.10 per share			33,334	33	3,300			3,333

Shares issued for Conversion of Debt			290,000	290	32,741			33,031

Net Loss for Year							(2,947,833)	(2,947,833)

Balance, August 31, 2006	234,800	235	5,549,502	5,549	3,812,665	36,000	(3,621,647)	232,802

Preferred Shares issued for Services	65,200	65			1,891			1,956

Common Stock Issued for Cash			61,000	61	60,939	(36,000)		25,000

Shares issued for Services			3,500,200	3,501	214,000			217,501

Shares issued for Conversion of Debt			24,970,000	24,970	65,482			90,452

Net Income (Loss) for period							(2,570,683)	(2,570,683)

Balance, August 31, 2007	300,000	300	34,080,702	34,081	4,154,977	-	(6,192,330)	(2,002,972)

Shares issued for Services			9,150,000	9,150	36,600			45,750

Shares issued for Conversion of Debt			744,833	745	292			1,037

Shares issued for Conversion of Debt			200,000	200	-			200

Shares issued for Services			17,200,000	17,200	(8,450)			8,750

Shares issued for Conversion of Debt			27,916,000	27,916	(18,411)			9,505

Shares issued for Conversion of Debt			53,833,000	53,833	(44,359)			9,474

Net Income (Loss) for period							(716,240)	(716,240)

Balance, August 31, 2008	300,000	300	143,124,535	143,125	4,120,649	-	(6,908,570)	(2,644,796)

Shares issued for Conversion of Debt			128,749,103	128,749	(119,495)			9,254

Shares issued for Services	2,200,000	22,000						22,000

Net Income (Loss) for period							(227,554)	(227,554)

Balance, February 28, 2009	2,500,000	$22,300	271,873,638	$271,874	$4,001,154	$-	$(7,136,124)	$(2,840,796)

The accompanying notes are an integral part of these statements

SEW CAL LOGO, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended		Three Months Ended
	February 28,		February 28,
Operating Activities:	2009	2008	2009	2008
Net income (loss)	$(227,554)	$(366,822)	$(117,941)	$(197,865)
Adjustments to reconcile net income (loss)
Depreciation	27,066	3,118	9,012	3,118
Stock issued for services	22,000	45,950	-	200
Amortization of Discount on Debentures	-	-	-	-
Changes in Assets and Liabilities
(Increase) decrease in prepaid expenses	-	(2,200)	-	(2,200)
(Increase) decrease in inventory	24,514	17,980	24,514	3,230
(Increase) decrease in security deposits	-	3,800	-	3,800
(Increase) decrease in accounts receivable	82,480	(598)	8,167	48,964
Increase (decrease) in accounts payable	109,062	28,687	85,295	51,598
Increase (decrease) in other current liabilities	7,322	113,408	7,463	73,467

Net cash provided by (used in) operating activities	44,890	(156,617)	16,510	(156,677)

Investing Activities:
(Purchases) disposal of equipment	-	34,591	-	15,737

Cash (used) in investing activities	-	34,591	-	15,737

Financing Activities:
Notes Payable	-	-	-	-
Debentures Payable	(9,474)	6,000	-	6,000
Increase/(Decrease) in shareholder loan	(28,583)	-	(25,000)	-
Repayment of loans	(18,510)	(10,312)	-	(5,188)
Proceeds from equipment loan	(1,772)	(882)	(766)	(882)

Net cash provided by (used in) financing activities	(58,339)	(5,194)	(25,766)	(70)

Net increase (decrease) in cash and cash equivalents	(13,449)	(127,280)	(9,256)	80

Cash and cash equivalents at beginning of the period	15,716	155,704	11,523	28,296

Cash and cash equivalents at end of the period	$2,267	$28,424	$2,267	$28,424

Cash Paid For:
Interest	$56,295	$74,566	$27,445	$37,846
Taxes	$-	$-	$-	$-

Non Cash Activities:
Stock issued for services	$22,000	$45,950	$-	$200
Stock issued for convertible debt	$9,254	$1,237	$2,114	$1,037

The accompanying notes are an integral part of these statements

SEW CAL LOGO, INC.
NOTES TO FINANCIAL STATEMENTS
(February 28, 2009 and August 31, 2008)

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

Accounts Receivable

The Company’s trade accounts receivable and allowance for doubtful accounts are shown below.

	2/28/2009	8/31/2008

Gross Trade Accounts Receivable	$134,978	$218,343
Allowance for Doubtful Accounts	(1,350)	(2,235)

Accounts Receivable, net	$133,628	$216,108

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
(February 28, 2009 and August 31, 2008)

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

	2/28/2009	8/31/2008

Raw Materials and WIP	$46,388	$709,025
Finished Goods	-	-

Total Inventory	$43,688	$70,902

Equipment and Machinery

Equipment and machinery are stated at cost.  Depreciation is computed using the straight-line method over their estimated useful lives ranging from five to seven years.  Depreciation and amortization expense for the six months ended February 28, 2009 and the fiscal year ended August 31, 2008 amounted to $27,065 and $79,493 respectively and includes $25,016 and $69,180 respectively for depreciation related to Cost of Goods Sold.  Gains from losses on sales and disposals are included in the statements of operations.  Maintenance and repairs are charged to expense as incurred.  As of February 28, 2008 and August 31, 2008 equipment and machinery consisted of the following:

	2/28/2009	8/31/2008

Equipment and Machinery	$980,717	$942,890

Less:
Accumulated depreciation	(865,806)	(800,913)

	$114,911	$141,977

Fiscal Year

The Company operates on a fiscal year basis with a year ending August 31.

Advertising

The Company expenses advertising as incurred.  There were no advertising expense incurred for the six months period ended February 28, 2009 and the year ended August 31, 2008.

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

SEW CAL LOGO, INC.
NOTES TO FINANCIAL STATEMENTS
(February 28, 2009 and August 31, 2008)

NOTE 2.  Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has accumulated a loss $7,136,124 during its years of operation.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Managements Plan

Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  It is in the process of expanding its sales and distribution capability.

NOTE 3.  Note Payable- Related Party

On March 1, 2003, for purposes of working capital, the sole shareholder and spouse made a $355,384 subordinated loan to the Company.  The Company is obligated to pay monthly interest only on the subordinated loan during its term at the rate of 10% per annum (fixed-rate calculated as simple interest).  The entire principal amount of the loan was originally due on March 1, 2004, and has continued from that time on a month-to-month basis.  The subordinated loan, which was consented to by United Commercial Bank and subsequent banks, is collateralized by the assets of the Company, including but not limited to any and all equipment owned by the Company, inventory, and outstanding receivables.  The balance due at February 28, 2009 is $328,884.

On April 4, 2005 a shareholder loaned the company $100,000 on a five year monthly installment loan at 5% per annum for the purchase equipment.  Balance of loan as of February 28, 2009 is $21,552.

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

On August 11, 2004 the Company refinanced this SBA loan with Pacific Liberty Bank.  As of February 28, 2009 the balance was $139,780.  Monthly payments are made the 15th of each month with interest at prime plus 2.5.  Currently the interest rate is 9.5%.  This loan is collateralized by the assets of the corporation and is in first place before the shareholder loan.

The Company has a second installment loan with GMAC on a vehicle with a balance as of February 28, 2009 of $7,329.

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
(February 28, 2009 and August 31, 2008)

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

NOTE 5.  Stockholders’ Equity

Preferred Stock

The Company (post merger) is authorized to issue twelve million (12,000,000) shares of series A preferred stock at a par value of $0.001.  The preferred stock is convertible to common stock at one share of preferred for every 100 shares of common.  The preferred shares can only be converted when the Company reaches $10,000,000 in sales for any fiscal year.  As of August 31, 2008 there were 2,500,000 shares of preferred stock.  The value was placed at par.  The conversion to common stock would be 250,000,000 shares.  Based upon the actual growth for the last two years, the $10,000,000 in sales will not be reached within five years.  Therefore, these shares are not considered in calculating the loss per share.

During the quarter ended November 30, 2008 the Company issued 2,200,000 preferred shares to key employees for services.

SEW CAL LOGO, INC.
NOTES TO FINANCIAL STATEMENTS
(February 28, 2009 and August 31, 2008)

NOTE 5.  Stockholders’ Equity - continued

Common Stock

On September 12, 2008 the Company’s authorization to issue common stock was increased from 500.000,000 ti 2,000,000,000.

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

During the six months ended February 28, 2008 the Company converted $9,254 debenture debt issued by issuing 128,749,103 common shares.

Warrants

With the $1,955,000 worth of convertible debentures described above 2,000,000 five-year warrants for commons stock exercisable at $0.50 per share were issued and with the $500,000 convertible debentures 20,000,000 seven-year warrants for common shares exercisable at $0.05 per share were issued.  Both exercisable prices are “out of the money” therefore no discount has been recorded.

SEW CAL LOGO, INC.
NOTES TO FINANCIAL STATEMENTS
(February 28, 2009 and August 31, 2008)

NOTE 6.  Interest Expense

Interest expense for the period ended February 28, 2009 and the year ended August 31, 2008 is $56,295 and $74,566 respectively.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $1,553,978 as of February 28, 2009 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $7,063,535 the total valuation allowance is a comparable $1,553,978.

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

Year	Amount	Expiration
1996	2,104	2011
1997	9,265	2012
1998	26,317	2013
1999	21,074	2019
2000	50,619	2020
2001	21,675	2021
2002	319,424	2022
2003	45,381	2023
2005	105,366	2025
2006	2,947,833	2026
2007	2,570,683	2027
2008	716,240	2028
YTD 2009	227,554	2029

Total	$7,063,535

Were the NOL tax asset to be recorded at August 31, 2008 it would be a long-term asset of $1,553,978.  Continued profitability by the Company will be a major factor in the valuation account being removed and the recording of this asset.

SEW CAL LOGO, INC.
NOTES TO FINANCIAL STATEMENTS
(February 28, 2009 and August 31, 2008)

NOTE  8.  The Effect of Recently Issued Accounting Standards

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) issued by the Financial Accounting Standards Board (FASB) and their effect on the Company.

FASB Staff Position EITF 03-6-1 – Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.

We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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
(February 28, 2009 and August 31, 2008)

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

The adoption of this new Statement has no material effect on the Company’s current financial position, results or operations, or cash flows.

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

Results of Operations

Total revenue was $ 307,184 for the quarter ended February 28, 2009 as compared to $449,427 for the quarter ended February 29, 2008, a net decrease of $142,243 The net decrease is a result of our continued effort to replace non-profitable with profitable business. Also, overall losses as a percentage of sales continue to decline. This can be attributed directly to both internal restructuring and to our significant investment in the research and development of our new surf based brand. Our line of merchandise is continuing to be  developed and advertising and promotional campaigns are initiated and underway.   Officer and Administrative Compensation was $4,654 for the quarter ended February 28, 2009 as compared to  $31,308 for the quarter ended February 28,2008, a net decrease of $26,654.  The net decrease is due to the continued restructuring and streamlining of management responsibilities, helping facilitate more focused company direction and the anticipated resulting profitability.  Total Assets were $305,394 at February 29, 2009 as compared to $452,903 at August 31, 2008, a net decrease of $147,509.  The net decrease was primarily due to cash used for development expenses, ongoing operations, and reduction of inventory.

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

Private Labeling - continued

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

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We recently applied to the USTPO for the trademark “Pipeline Posse” in several categories. Each of our applications is active and currently either approved or under review for approval by the USPTO examiners We will continue to assess the need for any copyright, trademark or patent applications on an ongoing basis.

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

Development of new Product Lines - continued

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about February 14, 2008 Rick and Judy Songer, RL Songer & Associates LLC and the Company filed suit against Conoco Phillips, Inc. in the Superior Court of the State of California for the County of Los Angeles for damages for negligence, private nuisance, public nuisance, nuisance per se, trespass, declaratory relief, equitable indemnity and preliminary and permanent injunction.  Discovery is progressing and a trial date of September 14, 2009 has been set.  The Complaint alleges that the defendants operated and continued to operate a “TANK FARM” which leaked gasoline and related products, creating a large underground contaminate plume.  This plume has spread in a generally South/Southwesterly direction, traveling onto Plaintiffs’ properties along the Southern  border of the ConocoPhillips Facility.

On or about February 19, 2009, Sew Cal Logo, Inc. filed suit in Superior Court of the State of California for the County of Los Angeles against Joseph J Pearson alleging fraud against the Company.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

Date: April 20, 2009	By:	/s/ Richard Songer
Richard Songer
President, Director and Chief
Executive Officer

Date: April 20, 2009	By:	/s/ Judy Songer
Judy Songer
Director and Chief
Financial Officer