Form 10-Q
period 2018-06-30
Social Life Network, Inc.
filed 2018-08-06
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

333-222709

Commission File Number

Social Life Network, Inc.

(Exact name of small business issuer as specified in its charter)

NEVADA	46-0495298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8100 East Union Ave. Suite 1809

Denver, Colorado 80237

(855) 933-3277

(Address of principal executive offices)

(855) 933-3277

(Company’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The Company has 104,624,609 shares outstanding as of August 2, 2018.

i

Item 1. Consolidated Financial Statements (Unaudited)

SOCIAL LIFE NETWORK, INC.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017 (unaudited)	F-2

Condensed Statements of Operations for the Three and Six Months ended June 30, 2018 and 2017 (unaudited)	F-3

Condensed Statements of Cash Flows for the Six Months ended June 30, 2018 and 2017 (unaudited)	F-4

Notes to the Condensed Financial Statements (unaudited)	F-5

SOCIAL LIFE NETWORK, INC. CONDENSED BALANCE SHEETS (unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$14,067	$53,722
Accounts receivable	2,096	3,795
Prepaid rent	3,144	10,084
Total Assets	$19,307	$67,601

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$-	$-
Total Current Liabilities	-	-
Loans payable – related party	80,800	80,800
Total Liabilities	80,800	80,800

Stockholders’ Equity (Deficit):
Common Stock par value $0.001 500,000,000 shares authorized, 101,624,601 and 95,393,976 shares issued and outstanding, respectively	101,624	95,394
Additional paid in capital	25,549,256	22,186,186
Common stock to be issued	25,000	842,500
Accumulated deficit	(25,737,373)	(23,137,279)
Total Stockholders’ Equity (Deficit)	(61,493)	(13,199)
Total Liabilities and Stockholders’ Equity	$19,307	$67,601

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC. CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Digital marketing	$-	$18,564	$5,592	$37,828
Digital marketing – sales returns	(2,096)	-	-	-
Licensing revenue – related party	125,000	-	192,600	82,400
Total revenue	122,904	18,564	198,192	120,228
Costs of goods sold	1,283	546	2,674	7,437
Gross margin	121,621	18,018	195,518	112,791

Operating Expenses:
Compensation expense	20,077	16,082	21,015	38,446
Consulting	100,000	-	101,000	-
Professional fees	37,297	617	87,471	1,735
Stock based compensation - warrants	770,300	-	2,449,800	-
General and administrative	89,115	30,481	136,326	61,772
Total operating expenses	1,016,789	47,180	2,795,612	101,953

Income (Loss) from operations	(895,168)	(29,162)	(2,600,094)	10,838

Other Expenses:
Interest expense	-	(2,345)	-	(4,679)
Total other expenses	-	(2,345)	-	(4,679)

Net Income (Loss)	$(895,168)	$(31,507)	$(2,600,094)	$6,159

Income (loss) per share, basic and diluted	$(0.01)	$(0.00)	$(0.03)	$0.00
Weighted average shares outstanding, basic and diluted	100,968,482	137,643,976	98,196,628	137,643,976

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC. CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flow from operating activities:
Net Income (Loss)	$(2,600,094)	$6,159
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,549,800	-
Changes in operating assets and liabilities:
Accounts receivable	1,699	(6,209)
Prepaids	6,940	-
Accounts payable	-	(3,608)
Net cash used in operating activities	(41,655)	(3,658)

Cash flows used in investing activities:	-	-

Cash flows from financing activities:
Proceeds from the sale of common stock	2,000	-
Net cash provided by financing activities	2,000	-

Net decrease in cash	(39,655)	(3,658)
Cash at beginning of period	53,722	7,311
Cash at end of period	$14,067	$3,753

Supplemental Disclosures:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Warrants issued for services	$2,449,800	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2018

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Social Life Network, Inc. (the “Company”) was incorporated in the State of California on August 30, 1985 as C J Industries.  On February 24, 2004, the Company merged with Calvert Corporation, a Nevada Corporation, and its name was changed to Sew Cal Logo, Inc., and the domicile changed to Nevada.

The Company licenses its Social Life Network SaaS (Software as a Service) Internet Platform (hereafter referred to as the “Platform”) to niche industries for an annual license fee and/or a percentage of profits. The Platform is a cloud-based social network and eCommerce system that can be accessed by a web browser or mobile application that allows end-users to socially connect with one another and their customers to market and advertise their products and services. The Platform can be customized to suit virtually any international niche industry or sub-culture, such as hunting and fishing, tennis, real estate professionals, health and fitness, and charity causes.

The Company also owns cannabis/hemp related websites which generates advertising revenue.

In June 2014, the Company was placed into receivership in Nevada’s 8th Judicial District (White Tiger Partners, LLC et al v. Sew Cal Logo, Inc.et al, Case No A-14-697251-C) (Dept. No.: XIII).

On January 29, 2016, the Company, as the seller (the “Seller”), completed a business combination/merger agreement (the “Agreement”) with the buyer, Life Marketing, Inc., a Colorado corporation (the “Buyer”), its subsidiaries and holdings and all of the Buyer’s securities holders.  The Company acted through Robert Stevens, the court-appointed receiver and White Tiger Partners, LLC, the Company’s judgment creditor.  The Agreement provided that the then current owners of the private company, Life Marketing, Inc., become the majority shareholders pursuant to which an aggregate of 119,473,334 restricted common stock shares were issued to the Company’s officers, composed of 59,736,667 shares each to our Chief Executive Officer, Ken Tapp, and Andrew Rodosevich, our Chief Financial Officer. Pursuant to the terms of the Agreement:

1)       The Company cancelled all previously created preferred class of stock;

2)       The Company delivered its newly issued, restricted common stock shares equivalent to approximately 89.5% of our outstanding shares as a control block in exchange for 100% of the Buyer’s outstanding shares;

3)       The court appointed receiver sold its judgment to the Buyer and the Seller agreed to pay the receiver $30,000 and the equivalent of 9.99% of the outstanding stock post-merger of the newly issued unregistered exempt shares.

4)       The Company’s then officers and directors were terminated, and Ken Tapp and Andrew Rodosevich became the Company’s Chief Executive Officer/Director and Chief Financial Officer/Director, respectively;

5)       The Company effected a 5,000 to 1 reverse stock split effective as of April 11, 2016, with each shareholder retaining a minimum of 100 shares;

6)       The Company changed its name from Sew Cal Logo, Inc. to WeedLife, Inc, and later to Social Life Network, Inc. effective in Nevada as of April 11, 2016;

7)       The Company changed its stock symbol from SEWC to WDLF;

8)       The Company decreased its authorized common stock shares from 2,000,000,000 shares to 500,000,000 shares, effective with the Nevada Secretary of State on March 17, 2016.

On June 6, 2016, the Court issued an order in the receivership pursuant to Section 3(a) (10) of the Securities Act of 1933, as amended (the “Securities Act”), ratifying the above actions. The receiver was discharged on June 7, 2016.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2018. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2017.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the estimated useful lives of property and equipment.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the six months ended June 30, 2018.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon delivery.

The Company generates revenues through three primary sources: 1) licensing agreements from which the Company receives an annual license fee or a percentage of net profits; 2) online advertising with priced based on the CPC (cost per click) and CPM (cost per 1000 ad impressions); and 3) premium monthly digital marketing subscriptions, which provide business director and online review management for monthly subscriptions.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The Company’s unaudited financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $25,737,373 at June 30, 2018, had a net loss of $2,600,094 and used net cash of $41,655 in operating activities for the six months ended June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that the Company will succeed in our future operations. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has software license agreements with Real Estate Social Network, Inc. and Sports Social Network. The Real Estate Social Work license agreement provides that the Company will receive 20% of the net profits from all monthly subscriptions and online ad sales from the licensee (Real Estate Social Network), paid annually, on the 31st day of January for the preceding year. Due to the related party nature of this agreement, revenue will only be recognized when received. The Company received $0 and $25,000 for the period ended June 30, 2018 and 2017, respectively, from Real Estate Social Network, Inc. The Sports Social Life Network license agreement provides that the Company will receive $125,000 annually for the first two years of this agreement, and thereafter 20% of the net profits from all monthly subscriptions and online ad sales from the licensee, paid annually, on the 31st day of January for the preceding year. Early payment or installment payments on a monthly or quarterly basis are allowed for both license agreements. Due to the related party nature of this agreement revenue will only be recognized when received. The Company received $192,600 and $57,400 for the periods ended June 30, 2018 and 2017, respectively, from Sports Social Network. The Company’s Chief Executive Officer, Ken Tapp, owns 59.6% of the Company’s outstanding shares and is also the Chief Technology Officer of Real Estate Social Network and Sports Social Network and owns approximately 40% each of those entities through LVC Consulting, LLC, of which he is the only member. The Company’s Chief Financial Officer, Andrew Rodosevich, owns 14.7% of our outstanding shares and is a Managing Member of Real Estate Social Network and Sports Social Network and owns approximately 39% of those entities through Rodosevich Investments, LLC, of which Andrew Rodosevich is the sole member.

On July 18, 2016, the Company executed a Note Payable with Andy Rodosevich, the Company’s CFO, for $26,400 to pay for public company expenses. The note is unsecured, non-interest bearing and due December 31, 2019.

On September 1, 2016, the Company executed a Note Payable with Like RE, Inc. for $53,000. Ken Tapp, our Chief Executive Officer, is also an officer with Like RE, Inc. The note is unsecured, non-interest bearing and due December 31, 2018. During the year ended December 31, 2017, Like RE, Inc. advanced the Company an additional $1,900, $500 of which was repaid. The balance on this Note as of June 30, 2018, is $54,400.

NOTE 5 – SALES RETURNS

On May 31, 2018, the Company issued a credit memo to one of its customers for $2,096. Since the Company’s policy is to net discounts, returns, allowances, customer rebates and other adjustments with gross sales this is a negative balance to revenue due to no other revenue in the quarter and this properly remains here in the period this occurred.

NOTE 6 – STOCK WARRANTS

During the year ended December 31, 2017 and 2016, the Company granted 9,900,020 and 6,400,000 warrants, respectively, to various third parties for services. Each warrant entitles the holder to one common stock share at an exercise price of five cents. The term of the warrants is 5 years from the initial exercise date. The warrants will be expensed as they become exercisable beginning January 1, 2017 through September 1, 2019. During the six months ended June 30, 2018, 6,600,000 of the warrants vested. The aggregate fair value of the warrants totaled $2,449,800 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock prices ranging from $0.13 to $0.65, risk free rates ranging from 1.80% - 2.40%, volatility ranging from 443% to 481%, and expected life of the warrants of five years.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price		Weighted Average Fair Value
Outstanding, December 31, 2016	6,400,000		$0.05	$-
Issued	9,900,020		$0.05	$-
Exercised	-		$-	$-
Expired	-		$-	$-
Outstanding, December 31, 2017	16,300,020		$0.05	$-

Exercisable, December 31, 2017	5,100,000		$0.05	$0.20
Issued	-	$		$-
Exercised	-		$-	$-
Expired	-	$		$-
Outstanding, June 30, 2018	16,300,020		$.05	$-

Exercisable, June 30, 2018	11,700,000		$.05	$0.30

Range of Exercise Prices	Number Outstanding 6/30/2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.05	16,300,020	4.30 years	$0.05

NOTE 7 – COMMON STOCK

On June 10, 2016, the Company issued 1,000,000 restricted common stock shares to Michael Fuller in connection with his Search Optimization and Content Monitoring Services as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $160,000. The shares were issued during the six months ended June 30, 2017.

On June 10, 2016, the Company issued 500,000 restricted common stock shares to Bruce Kennedy in connection with his News Monitoring and Article Publishing Services to the Company as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $80,000. The shares were issued during the six months ended June 30, 2017.

On June 10, 2016, the Company issued 1,000,000 restricted common stock shares to Trang Pham in connection with her Accounting Services to the Company as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $160,000. The shares were issued during the six months ended June 30, 2017.

On June 10, 2016, the Company issued 1,000,000 restricted common stock shares to Lonnie Klaess in connection with his Secretarial and Office Management Services to the Company as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $160,000. The shares were issued during the six months ended June 30, 2017.

On June 30, 2016, the Company sold 200,000 shares of common stock to Justin Dinkel for total cash proceeds of $10,000. As of June 30, 2018, the shares have not yet been issued by the transfer agent so have been credited to the common stock to be issued account.

On June 30, 2016, the Company sold 300,000 shares of common stock to Ryan Falbo for total cash proceeds of $15,000. As of June 30, 2018, the shares have not yet been issued by the transfer agent so have been credited to the common stock to be issued account.

From October 11 to December 13, 2017, the Company entered into subscription agreements with 30 accredited investors. We offered common stock shares to the accredited investors at $0.15 per share. The Company issued a total of 1,730,001 shares for total gross proceeds of $259,500. The Company received $257,500 in 2017 and the remaining $2,000 in March 2018. The shares were issued during the six months ended June 30, 2017.

During the six months ended June 30, 2018, the Company issued 1,000,000 shares of common stock for services. The shares were issued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $100,000.

NOTE 8 – SUBSEQUENT EVENTS

Certificate of Designation of Preferences, Rights and Limitations of Class B Common Stock

On July 3, 2018, the Company’s Board of Directors adopted the Certificate of Designation of Preferences, Rights and Limitations of the Class B Common Stock (“Certificate”), including that each Class B Common Stock Share shall have ten (10) votes on all matters presented to be voted by the holders of Common Stock. Further, the Company’s Board of Directors authorized the issuance of 5,000,000 Class B Common Stock Shares to Ken Tapp, our Chief Executive Officer, in return for his service as our Chief Executive Officer from February 1, 2016 to July 2, 2018. The Class B Common Stock Shares only have voting power and have no equity, cash value or any other value.

We filed the Certificate with the Nevada Secretary of State on July 30, 2018, which certificate was filed with Form 8-K on July 30, 2018.

Apart from the above event, management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no other material subsequent events that require disclosure in the financial statements.

Board of Director Chief Financial Officer and Board Appointments

On July 31, 2018, the Company’s Board of Directors unanimously voted and approved of: (a) accepting the resignation of Andrew Rodosevich as the Company’s Chief Financial Officer and Director; (b) immediately following the resignation of Andrew Rodosevich in (a), Ken Tapp being appointed as our Chief Financial Officer/Chief Accounting Officer; and (c) the appointment of D. Scott Karnedy, Leslie Bocskor, Kenneth Granville and Vincent “Tripp” Keber as members of the Company’s Board.

Social Life Network, Inc. is referred to hereafter as “we”, “our” or “us”.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward- looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Nevada corporation formed on August 30, 1985. Our headquarters are in Denver, Colorado. We have been engaged in our current business model since June of 2016, which is the result of our having been discharged from a receivership and acquiring Life Marketing, Inc. which was in a different industry as our previous business.

We have experienced recurring losses and negative cash flows from operations since inception, including in our current business model. We anticipate that our expenses will increase as we ramp up our expansion, which likely will lead to additional losses, until such time that we approach profitability, or which there are no assurances. We have relied on equity financing to fund operations. There can be no guarantee that we will ever become profitable, or that adequate additional financing will be realized in the future or otherwise may be available to us on acceptable terms, or at all. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our expansion efforts. We will need to generate significant revenues to achieve profitability, of which there are no assurances.

Trends and Uncertainties

Our business is subject to the following trends and uncertainties:

●	Expansion of live streaming on Facebook could sway our users to spend more time away from our Networks.

●	Social video is reaching saturation across social networks in general.

●	Social platforms embrace strong governance policies, i.e. when content is inappropriate or violates end user agreement, which could affect how much content is posted on our Networks.

●	Brands fatigue from new tools and tactics on social networks could result in fewer users embracing some of our new business and E-Commerce tools on our Networks.

Going Concern

Our unaudited financial statements have been prepared on a going concern basis, which assumes that we will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $25,737,373 at June 30, 2018, had a net loss of $2,600,094 and used net cash of $41,655 in operating activities for the six months ended June 30, 2018. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay its liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While the we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in its our future operations.

We will attempt to overcome the going concern opinion by increasing our revenues, as follows:

●	By licensing additional Social Network and E-Commerce Platforms;

●	By increasing our marketing staff to enhance our “WeedLife” brand to cannabis/hemp related consumers and businesses located throughout the world;

●	By increasing our social media staff in our attempt to increase our monthly network traffic from our current 30 million-page views, to support the sales staff growth in online advertising sales on our cannabis/hemp related websites and mobile apps;

●	By increasing our sales staff for online advertising and monthly digital subscription sales on our cannabis/hemp related websites and mobile apps;

●	By increasing our licensee tech and R&D support to Sports Social Network, Inc. for the increase of membership acquisition, page view traffic, online advertising sales and E-Commerce transactions on all of our sports social network websites and mobile apps; and

●	By increasing our licensee tech and R&D support to Real Estate Social Network, Inc. for the sales of online advertising and monthly digital subscription services to real estate professionals on our social network in the international real estate community.

The foregoing goals will increase expenses and possible net losses. There is no assurance we will be successful in any of these goals.

COMPARATIVE RESULTS FOR FISCAL YEARS

Results of Operations for the 3-month periods ended June 30, 2018 and 2017

Revenues

For the 3-month period ending June 30, 2018, we recognized revenue from digital marketing of ($2,096) compared to $18,564 of revenue for the 3-month period ending June 30, 2017. During the current period we had no revenue from digital marketing and issued a credit memo to one of our customers for $2,096. The decrease in digital marketing revenue is primarily attributable to eliminating our sales and marketing staff.

For the 3-month period ending June 30, 2018, we recognized licensing revenue of $125,000 compared to $0 for the 3-month period ending June 30, 2017, representing an increase of $125,000 or 100%. We saw an increase in licensing revenue due to our new licensing agreements.

Cost of Revenue

Cost of revenue was $1,283 for the 3-month period ending June 30, 2018 compared to $546 for the 3-month period ending June 30, 2017, representing an increase of $737 or 135%. The $737 increase is primarily attributable to an increase in Amazon Cloud AWS expenses.

Operating Expenses

Compensation expense increased $3,995 or 24.8% to $20,077 for the 3-month period ending June 30, 2018 from $16,082 for the 3-month period ending June 30, 2017. The $3,995 increase is primarily attributable to compensation increase associated to management of licensee platforms.

Consulting expense increased by $100,000 to $100,000 for the 3-month period ending June 30, 2018 from $0 for the 3-month period ending June 30, 2017. During the current period, we granted 1,100,000 shares of common stock for consulting services for total non-cash expense of $100,000.

Professional fees increased by $36,680 to $37,297 for the 3-month period ending June 30, 2018 from $617 for the 3-month period ending June 30, 2017. Professional fees consist mostly of costs for accounting, audit and legal services. The $37,297 increase is primarily attributable to an increase in accounting and audit fees.

During the 3-month period ending June 30, 2018, we recognized $770,300 of non-cash stock-based compensation expense for warrants that became exercisable during the period. There was no such expense in the prior period.

General and administrative expense increased by $58,634, or 192% to $89,115 for the 3-month period ending June 30, 2018 from $30,481 for the 3-month period ending June 30, 2017. The increase is primarily attributable to an increase in computer and internet expense, advertising and promotion and other general expenses.

Other expense

During the three months ended June 30, 2017, we incurred $2,345 of interest expense. There was no such expense in the current period.

Net Loss

Our net loss for the for the 3-month period ending June 30, 2018 was $895,168 compared to $29,162 for the 3-month period ending June 30, 2017. The increase in net loss is a direct result of the stock and warrants issued for services as well as an increase in other operating expense.

Results of Operations for the 6-month periods ended June 30, 2018 and 2017

Revenues

For the 6-month period ending June 30, 2018, we recognized revenue from digital marketing of $5,592 compared to $37,828 of revenue for the 6-month period ending June 30, 2017, representing a decrease of $32,236 or 85.2%. The decrease in digital marketing revenue is primarily attributable to eliminating our sales and marketing staff.

For the 6-month period ending June 30, 2018, we recognized licensing revenue of $192,600 compared to $82,400 for the 6-month period ending June 30, 2017, representing an increase of $110,200 or 133.7%. We saw an increase in licensing revenue due to our new licensing agreements.

Cost of Revenue

Cost of revenue was $2,674 for the 6-month period ending June 30, 2018 compared to $7,437 for the 6-month period ending June 30, 2017, representing a decrease of $4,763 or 64%. The $4,763 decrease is attributable to the corresponding decrease in digital marketing revenue.

Operating Expenses

Compensation expense decreased $17,431 or 45.3% to $21,015 for the 6-month period ending June 30, 2018 from $38,446 for the 6-month period ending June 30, 2017. The $17,431 decrease is primarily attributable to eliminating our sales and marketing staff and expenses related thereto.

Consulting expense increased by $101,000 to $101,000 for the 6-month period ending June 30, 2018 from $0 for the 6-month period ending June 30, 2017. During the current period, we granted 1,100,000 shares of common stock for consulting services for total non-cash expense of $100,000.

Professional fees increased by $85,736 to $87,471 for the 6-month period ending June 30, 2018 from $1,735 for the 6-month period ending June 30, 2017. Professional fees consist mostly of costs for accounting, audit and legal services. The $85,736 increase is primarily attributable to an increase in accounting and audit fees.

During the 6-month period ending June 30, 2018, we recognized $2,449,800 of non-cash stock-based compensation expense for warrants that became exercisable during the period. There was no such expense in the prior period.

General and administrative expense increased by $74,554, or 120.7% to $136,326 for the 6-month period ending June 30, 2018 from $61,772 for the 6-month period ending June 30, 2017. The increase is primarily attributable to an increase in computer and internet expense, advertising and promotion and other general expenses.

Other expense

During the 6-month period ended June 30, 2017, we incurred $4,679 of interest expense. There was no such expense in the current period.

Net Loss

Our net loss for the for the 6-month period ending June 30, 2018 was $2,600,094 compared to net income of $6,159 for the 6-month period ending June 30, 2017. The increase in net loss is a direct result of the stock and warrants issued for services as well as an increase in other operating expense.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the 6-month period ending June 30, 2018, net cash flows used in operating activities was $41,655 compared to $3,658 for the 6-month period ending June 30, 2017.

Cash Flows from Financing Activities

For the 6-month period ending June 30, 2018, cash flows from financing activities was $2,000 compared to $0 for the 6-month period ended June 30, 2017.

Off-Balance sheet arrangements

None.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer/Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our report as of the end of the period covered by this report. This is because we have not sufficiently developed our segregation of duties and we do not have an audit committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

We know of no material pending legal proceedings to which our company or our subsidiary is a party or of which any of our properties, or the properties of our subsidiary, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or our subsidiary or has a material interest adverse to our company or our subsidiary.

Item 1A.   Risk Factors

As a smaller reporting company, we are not required to provide risk factors.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On June 10, 2016, we issued 1,000,000 restricted common stock shares to Michael Fuller in connection with his Search Optimization and Content Monitoring Services as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $160,000. The shares were issued during the six months ended June 30, 2017.

On June 10, 2016, we issued 500,000 restricted common stock shares to Bruce Kennedy in connection with his News Monitoring and Article Publishing Services to the Company as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $80,000. The shares were issued during the six months ended June 30, 2017.

On June 10, 2016, we issued 1,000,000 restricted common stock shares to Trang Pham in connection with her Accounting Services to the Company as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $160,000. The shares were issued during the six months ended June 30, 2017.

On June 10, 2016, we issued 1,000,000 restricted common stock shares to Lonnie Klaess in connection with his Secretarial and Office Management Services to the Company as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $160,000. The shares were issued during the six months ended June 30, 2017.

On June 30, 2016, we sold 200,000 shares of common stock to Justin Dinkel for total cash proceeds of $10,000. As of June 30, 2018, the shares have not yet been issued by the transfer agent so have been credited to the common stock to be issued account.

On June 30, 2016, we sold 300,000 shares of common stock to Ryan Falbo for total cash proceeds of $15,000. As of June 30, 2018, the shares have not yet been issued by the transfer agent so have been credited to the common stock to be issued account.

From October 11 to December 13, 2017, we entered into subscription agreements with 30 accredited investors. We offered common stock shares to the accredited investors at $0.15 per share. We issued a total of 1,730,001 shares for total gross proceeds of $259,500. The shares were issued during the six months ended June 30, 2017.

During the six months ended June 30, 2018, we issued 1,000,000 shares of common stock for services. The shares were issued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $100,000.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures.

None

Item 5.   Other information

None.

Item 6.   Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2018

SOCIAL LIFE NETWORK, INC.

By:	/s/ Ken Tapp
Ken Tapp
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Ken Tapp
Ken Tapp
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

