Form 10-Q
period 2018-09-30
Social Life Network, Inc.
filed 2018-11-14
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

The Company has 113,657,319 shares outstanding as of November 14, 2018.

i

Item 1. Consolidated Financial Statements (Unaudited)

SOCIAL LIFE NETWORK, INC.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017 (unaudited)	F-2

Condensed Statements of Operations for the Three and Nine Months ended September 30, 2018 and 2017 (unaudited)	F-3

Condensed Statements of Cash Flows for the Nine Months ended September 30, 2018 and 2017 (unaudited)	F-4

Notes to the Condensed Financial Statements (unaudited)	F-5

SOCIAL LIFE NETWORK, INC. CONDENSED BALANCE SHEETS (unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$215,435	$53,722
Accounts receivable	2,096	3,795
Prepaid rent	3,144	10,084
Total Assets	$220,675	$67,601

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$-	$-
Total Current Liabilities	-	-
Loans payable – related party	26,400	80,800
Total Liabilities	26,400	80,800

Stockholders’ Equity (Deficit):
Common Stock par value $0.001, 500,000,000 shares authorized, 108,624,601 and 95,393,976 shares issued and outstanding, respectively	102,254	95,394
Additional paid in capital	26,178,626	22,186,186
Common Stock to be issued	25,000	842,500
Preferred Stock par value $0.00, 5,000,000 Class B shares authorized, 0 and 0 shares issued and outstanding, respectively	_-_	-_
Accumulated deficit	(26,111,605)	(23,137,279
Total Stockholders’ Equity (Deficit)	194,275	(13,199)
Total Liabilities and Stockholders’ Equity	$220,675	$67,601

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC. CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Digital marketing	$-	$11,064	$5,650	$48,892
Digital marketing – sales returns	-	-	(2,446)	-
Licensing revenue – related party	90,000	-	284,988	82,400
Total revenue	90,000	11,064	288,192	131,292
Costs of goods sold	1,283	1,433	3,956	8,869
Gross margin	88,717	9,631	284,236	122,423

Operating Expenses:
Compensation expense	97	13,616	21,027	52,336
Consulting	48,683	210,000	149,683	210,000
Professional fees	147,394	67,178	234,864	68,913
Stock based compensation - warrants	-	863,000	2,449,800	863,000
General and administrative	266,732	6,697	403,143	68,095
Total operating expenses	462,906	1,160,491	3,258,517	1,262,344

Income (Loss) from operations	(374,189)	(1,150,860)	(2,974,281)	(1,139,921)

Other Expenses:
Interest expense	-	(2,110)	-	(6,789)
Total other expenses	-	(2,110)	-	(6,789)

Net Income (Loss)	$(374,189)	$(1,152,970)	$(2,974,281)	$(1,146,710)

Income (loss) per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)
Weighted average shares outstanding, basic and diluted	100,968,482	137,643,976	100,968,482	137,643,976

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC. CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities:
Net Income (Loss)	$(2,974,281)	$(1,146,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,549,800	-
Changes in operating assets and liabilities:
Accounts receivable	1,699	5,095
Prepaids	6,940	-
Accounts payable	-	(5,174)
Net cash used in operating activities	(415,842)	(1,146,789)

Cash flows used in investing activities:	(54,446)	-

Cash flows from financing activities:
Proceeds from the sale of common stock	632,000	1,139,500
Net cash provided by financing activities	632,000	1,139,500

Net increase | decrease in cash	161,712	(7,289)
Cash at beginning of period	53,722	7,311
Cash at end of period	$215,434	$22

Supplemental Disclosures:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Warrants issued for services	$2,449,800	$1,139,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Social Life Network, Inc. (the “Company”) is a technology company that licenses its Social Life Network SaaS (Software as a Service) Internet Platform (hereafter referred to as the “Platform”) to niche industries for an annual license fee and/or a percentage of profits. The Platform is a cloud-based social network and eCommerce system that can be accessed by a web browser or mobile application that allows end-users to socially connect with one another and their customers to market and advertise their products and services. The Platform can be customized to suit virtually any international niche industry or sub-culture, such as hunting and fishing, tennis, real estate professionals, health and fitness, and charity causes. The Company also owns cannabis/hemp related websites which generates advertising revenue through MjLink.com, Inc (hereafter referred to as “MjLink”), a wholly-owned subsidiary of the Company, incorporated in Delaware on September 20, 2018.

The Company’s history began as C J Industries, Inc., incorporated in the State of California on August 30, 1985. On February 24, 2004, the Company merged with Calvert Corporation, a Nevada Corporation, changing its name to Sew Cal Logo, Inc., and moving its domicile to Nevada.

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

4) The Company’s then officers and directors were terminated, elevating Ken Tapp and Andrew Rodosevich as the Company’s Chief Executive Officer/Director and Chief Financial Officer/Director, respectively;

5) The Company effected a 5,000 to 1 reverse stock split effective April 11, 2016, with each shareholder retaining a minimum of 100 shares;

6) The Company changed its name from Sew Cal Logo, Inc. to WeedLife, Inc, and subsequently to Social Life Network, Inc. effective in Nevada April 11, 2016;

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the nine months ended September 30, 2018.

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

NOTE 3 – GOING CONCERN

The Company’s unaudited financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $26,111,605 at September 30, 2018, had a net loss of $2,974,281 and used net cash of $415,842 in operating activities for the nine months ended September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that the Company will succeed in its future operations. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has software license agreements with Real Estate Social Network, Inc. and Sports Social Network. The Real Estate Social Work license agreement provides that the Company will receive 20% of the net profits from all monthly subscriptions and online ad sales from the licensee (Real Estate Social Network), paid annually, on the 31st day of January for the preceding year. Due to the related party nature of this agreement, revenue will only be recognized when received. The Company received $54,400 and $25,000 for the period ended September 30, 2018 and 2017, respectively, from Real Estate Social Network, Inc. The Sports Social Life Network license agreement provides that the Company will receive $125,000 annually for the first two years of this agreement, and thereafter 20% of the net profits from all monthly subscriptions and online ad sales from the licensee, paid annually, on the 31st day of January for the preceding year. Early payment or installment payments on a monthly or quarterly basis are allowed for both license agreements. Due to the related party nature of this agreement revenue will only be recognized when received. The Company received $280,504 and $82,400 for the periods ended September 30, 2018 and 2017, respectively, from Sports Social Network. The Company’s Chief Executive Officer, Ken Tapp, owns 59.6% of the Company’s outstanding shares and is also the Chief Technology Officer of Real Estate Social Network and Sports Social Network and owns approximately 40% each of those entities through LVC Consulting, LLC, of which he is the only member. The Company’s Chief Financial Officer until July 31, 2018, Andrew Rodosevich, owns 14.7% of our outstanding shares and is a Managing Member of Real Estate Social Network and Sports Social Network and owns approximately 39% of those entities through Rodosevich Investments, LLC, of which Andrew Rodosevich is the sole member.

On July 18, 2016, the Company executed a Note Payable with Andy Rodosevich, the Company’s CFO, for $26,400 to pay for public company expenses. The note is unsecured, non-interest bearing and due December 31, 2019. The balance on this Note as of September 30, 2018, is $26,400.

On September 1, 2016, the Company executed a Note Payable with Like RE, Inc. for $53,000. Ken Tapp, our Chief Executive Officer, is also an officer with Like RE, Inc. The note is unsecured, non-interest bearing and due December 31, 2018. During the year ended December 31, 2017, Like RE, Inc. advanced the Company an additional $1,900, $500 of which was repaid. The balance on this Note as of September 30, 2018, is $0.

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

NOTE 5 – SALES RETURNS

On May 31, 2018 and for the period ended September 30, 2018, the Company issued a credit memo to one of its customers for $2,096. Since the Company’s policy is to net discounts, returns, allowances, customer rebates and other adjustments with gross sales this is a negative balance to revenue due to no other revenue in the quarter and as such this properly remains in the period that this occurred.

NOTE 6 – STOCK WARRANTS

During the year ended December 31, 2017 and 2016, the Company granted 9,900,020 and 6,400,000 warrants, respectively, to various third parties for services. Each warrant entitles the holder to one common stock share at an exercise price of five cents. The term of the warrants is 5 years from the initial exercise date. The warrants will be expensed as they become exercisable beginning January 1, 2017 through September 1, 2019. During the nine months ended September 30, 2018, 10,100,020 of the warrants vested. The aggregate fair value of the warrants totaled $2,449,800 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock prices ranging from $0.13 to $0.65, risk free rates ranging from 1.77% - 1.92%, volatility ranging from 456% to 467%, and expected life of the warrants of 5 years.

A summary of the status of the Company’s outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2016	6,400,000	$0.05	$-
Issued	9,900,020	$0.05	$-
Exercised	-	$-	$-
Expired	-	$-	$-
Outstanding, December 31, 2017	16,300,020	$0.05	$-

Exercisable, December 31, 2017	5,100,000	$0.05	$0.20
Issued	-	$-	$-
Exercised	-	$-	$-
Expired	-	$-	$-
Outstanding, September 30, 2018	16,300,020	$.05	$-

Exercisable, September 30, 2018	15.200,020	$.05	$0.30

Range of Exercise Prices	Number Outstanding 9/30/2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.05	16,300,020	4.10 years	$0.05

NOTE 7 – COMMON STOCK

On June 10, 2016, the Company issued 1,000,000 restricted common stock shares to Michael Fuller in connection with his Search Optimization and Content Monitoring Services as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $160,000. The shares were issued during the nine months ended September 30, 2017.

On June 10, 2016, the Company issued 500,000 restricted common stock shares to Bruce Kennedy in connection with his News Monitoring and Article Publishing Services to the Company as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $80,000. The shares were issued during the nine months ended September 30, 2017.

On June 10, 2016, the Company issued 1,000,000 restricted common stock shares to Trang Pham in connection with her Accounting Services to the Company as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $160,000. The shares were issued during the nine months ended September 30, 2017.

On June 10, 2016, the Company issued 1,000,000 restricted common stock shares to Lonnie Klaess in connection with his Secretarial and Office Management Services to the Company as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $160,000. The shares were issued during the nine months ended September 30, 2017.

On June 30, 2016, the Company sold 200,000 shares of common stock to Justin Dinkel for total cash proceeds of $10,000. As of September 30, 2018, the shares have not yet been issued by the transfer agent so have been credited to the common stock to be issued account.

On June 30, 2016, the Company sold 300,000 shares of common stock to Ryan Falbo for total cash proceeds of $15,000. As of September 30, 2018, the shares have not yet been issued by the transfer agent so have been credited to the common stock to be issued account.

From October 11 to December 13, 2017, the Company entered into subscription agreements with 30 accredited investors. We offered common stock shares to the accredited investors at $0.15 per share. The Company issued a total of 1,730,001 shares for total gross proceeds of $259,500. The Company received $257,500 in 2017 and the remaining $2,000 in March 2018. The shares were issued during the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, the Company issued 3,000,000 shares of common stock for services. 1,000,000 shares were issued at $0.10 on April 30, 2018 and 3,000,000 shares were issued at $0.15 on August 29, 2018, based on the closing stock price on the date of grants, created a total non-cash expense of $550,000.

On July 3, 2018, the Company’s Board of Directors adopted the Certificate of Designation of Preferences, Rights and Limitations of the Class B Common Stock (“Certificate”), including that each Class B Common Stock Share shall have ten (10) votes on all matters presented to be voted by the holders of Common Stock. Further, the Company’s Board of Directors authorized the issuance of 5,000,000 Class B Common Stock Shares to Ken Tapp, our Chief Executive Officer, in return for his service as our Chief Executive Officer from February 1, 2016 to July 2, 2018. The Class B Common Stock Shares only have voting power and have no equity, cash value or any other value. The 5,000,000 Class B Common Stock Shares were never issued. Effective August 16, 2018, our Board of Directors cancelled the authorization of issuing the 5,000,000 shares of Class B Common Stock to its Chief Executive Officer, Ken Tapp.

From July 31, 2018 to September 30, 2018, the Company entered into subscription agreements with 23 accredited investors. We offered common stock shares to the accredited investors at $0.15 per share. The Company issued a total of 4,200,009 shares for total gross proceeds of $630,001. The shares were issued during the nine months ended September 30, 2018.

NOTE 8 – SUBSEQUENT EVENTS

Common Stock

On October 19, 2018, the Company sold 3,000,000 shares of common stock to Electrum Partners for total cash proceeds of $360,000. To date, the shares have not yet been issued by the transfer agent so have been credited to the common stock to be issued account.

On October 19, 2018, the Company issued 500,000 and 833,333 restricted common stock shares to D. Scott Karnedy and IRTH Communications, respectively, in connection with related services to the Company. The shares are valued at $0.12, the closing stock price on the date of grant, for total non-cash expense of $160,000.

On November 1, 2018, the Company issued 500,000 restricted common stock shares to Mark DiSiena, the in-coming Chief Financial Officer in connection with his related services to the Company. The shares are valued at $0.15, the closing stock price on the date of grant, for total non-cash expense of $75,000.

Board of Director, Chief Financial Officer, and Board Appointments

On October 27, 2018, the Company’s Board of Directors unanimously voted and approved Mark DiSiena being appointed as our Chief Financial Officer/Chief Accounting Officer effective November 1, 2018.

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

Going Concern

Our unaudited financial statements have been prepared on a going concern basis, which assumes that we will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $26,111,605 at September 30, 2018, had a net loss of $2,974,281 and used net cash of $415,842 in operating activities for the nine months ended September 30, 2018. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay its liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While the we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in its our future operations.

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

COMPARATIVE RESULTS FOR FISCAL YEARS

 Results of Operations for the 3-month periods ended September 30, 2018 and 2017

Revenues

For the 3-month period ending September 30, 2018, we recognized revenue from digital marketing of $0 compared to $11,064 of revenue for the 3-month period ending September 30, 2017. During the current period we had no revenue from digital marketing with no credit memos to our customers. The decrease in digital marketing revenue is primarily attributable to eliminating our sales and marketing staff.

For the 3-month period ending September 30, 2018, we recognized licensing revenue of $90,000 compared to $0 for the 3-month period ending September 30, 2017, representing an increase of $90,000 or 100%. We saw an increase in licensing revenue due to our new licensing agreements.

Cost of Revenue

Cost of revenue was $1,283 for the 3-month period ending September 30, 2018 compared to $1,433 for the 3-month period ending September 30, 2017, representing a decrease of $150 or 10.5%. The $150 increase is primarily attributable to a decrease in Amazon Cloud AWS expenses.

Operating Expenses

Compensation expense decreased $13,519 or 99.3% to $97 for the 3-month period ending September 30, 2018 from $31,616 for the 3-month period ending September 30, 2017. The $13,519 decrease is primarily attributable to compensation decrease associated to management of licensee platforms.

Consulting expense decreased $161,317 or 76.8% to $48,683 for the 3-month period ending September 30, 2018 from $210,000 for the 3-month period ending September 30, 2017. The $161,317 decrease is primarily attributable to reducing the need of consultants.

Professional fees increased by $80,216 or 119.4% to $147,394 for the 3-month period ending September 30, 2018 from $67,178 for the 3-month period ending September 30, 2017. Professional fees consist mostly of costs for accounting, audit and legal services. The $80,216 increase is primarily attributable to Executive Professional fees and Investor Relation fees.

During the 3-month period ending September 30, 2018, we recognized $0 of non-cash stock-based compensation expense for warrants compared to $863,000 that became exercisable for the 3-month period ending September 30, 2017.

General and administrative expense increased by $260,033, or 97.5% to $266,732 for the 3-month period ending September 30, 2018 from $6,697 for the 3-month period ending September 30, 2017. The increase is primarily attributable to tradeshow fees, roadshow travel costs, and related investor relations expenses.

Other expense

During the three months ended September 30, 2017, we incurred $2,110 of interest expense. There was no such expense in the current period.

Net Loss

Our net loss for the for the 3-month period ending September 30, 2018 was $374,189 compared to a net loss of $1,152,970 for the 3-month period ending September 30, 2017. The decrease in net loss is a direct result of non-cash stock-based compensation expenses and increased revenues, which all was offset with an increase in operating expenses.

Results of Operations for the 9-month periods ended September 30, 2018 and 2017

Revenues

For the 9-month period ending September 30, 2018, we recognized net revenue, less returns, from digital marketing of $5,650 compared to $48,892 of revenue for the 9-month period ending September 30, 2017, representing a decrease of $43,242 or 88.4%. The decrease in digital marketing revenue is primarily attributable to eliminating our sales and marketing staff.

For the 9-month period ending September 30, 2018, we recognized licensing revenue of $284,988 compared to $82,400 for the 9-month period ending September 30, 2017, representing an increase of $202,588 or 245.9%. We saw an increase in licensing revenue due to our new licensing agreements.

Cost of Revenue

Cost of revenue was $3,596 for the 9-month period ending September 30, 2018 compared to $8,869 for the 9-month period ending September 30, 2017, representing a decrease of $5,273 or 55.4%. The decrease is attributable to the corresponding decrease in digital marketing revenue.

Operating Expenses

Compensation expense decreased $31,309 or 59.8% to $21,027 for the 9-month period ending September 30, 2018 from $52,336 for the 9-month period ending September 30, 2017. The decrease is primarily attributable to eliminating our sales and marketing staff and expenses related thereto.

Consulting expense decreased by $60,317 or 28.7% to $149,683 for the 9-month period ending September 30, 2018 from $210,000 for the 9-month period ending September 30, 2017. During the current period, we granted 1,100,000 shares of common stock for consulting services for total non-cash expense of $100,000.

Professional fees increased by $165,951 or 240.8% to $234,864 for the 9-month period ending September 30, 2018 from $68,913 for the 9-month period ending September 30, 2017. Professional fees consist mostly of costs for accounting, audit, investor relations, executives’ services, and legal services. The increase is primarily attributable to an increase in accounting and audit fees, Executive Professional costs, and Investor Relation fees.

During the 9-month period ending September 30, 2018, we recognized $2,449,800 of non-cash stock-based compensation expense for warrants that became exercisable during the period compared to $863,000 that became exercisable for the 9-month period ending September 30, 2017.

General and administrative expense increased by $335,048, or 492.0% to $403,143 for the 9-month period ending September 30, 2018 from $68,095 for the 9-month period ending September 30, 2017. The increase is primarily attributable to an increase in computer and internet expense, advertising and promotion, tradeshow fees, roadshow travel costs, investor relations expenses, and other general expenses.

Other expense

During the 9-month period ended September 30, 2017, we incurred $6,789 of interest expense. There was no such expense in the current period.

Net Loss

Our net loss for the for the 9-month period ending September 30, 2018 was $2,974,281 compared to net loss of $1,146,710 for the 9-month period ending September 30, 2017. The decrease in net loss is a direct result of non-cash stock-based compensation expenses and increased revenues, which all was offset with an increase in operating expenses.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the 9-month period ending September 30, 2018, net cash flows used in operating activities was $415,852 compared to $1,146,789 for the 9-month period ending September 30, 2017.

Cash Flows from Financing Activities

For the 9-month period ending September 30, 2018, net cash flows used in financing activities was $54,446 compared to $0 for the 9-month period ended September 30, 2017.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our report as of the end of the period covered by this report. This is because we have not sufficiently developed our segregation of duties nor have we established an audit committee.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On June 10, 2016, we issued 1,000,000 restricted common stock shares to Michael Fuller in connection with his Search Optimization and Content Monitoring Services as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $160,000. The shares were issued during the nine months ended September 30, 2017.

On June 10, 2016, we issued 500,000 restricted common stock shares to Bruce Kennedy in connection with his News Monitoring and Article Publishing Services to the Company as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $80,000. The shares were issued during the nine months ended September 30, 2017.

On June 10, 2016, we issued 1,000,000 restricted common stock shares to Trang Pham in connection with her Accounting Services to the Company as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $160,000. The shares were issued during the nine months ended September 30, 2017.

On June 10, 2016, we issued 1,000,000 restricted common stock shares to Lonnie Klaess in connection with his Secretarial and Office Management Services to the Company as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $160,000. The shares were issued during the nine months ended September 30, 2017.

On June 30, 2016, we sold 200,000 shares of common stock to Justin Dinkel for total cash proceeds of $10,000. As of September 30, 2018, the shares have not yet been issued by the transfer agent so have been credited to the common stock to be issued account.

On June 30, 2016, we sold 300,000 shares of common stock to Ryan Falbo for total cash proceeds of $15,000. As of September 30, 2018, the shares have not yet been issued by the transfer agent so have been credited to the common stock to be issued account.

From October 11 to December 13, 2017, we entered into subscription agreements with 30 accredited investors. We offered common stock shares to the accredited investors at $0.15 per share. We issued a total of 1,730,001 shares for total gross proceeds of $259,500. The shares were issued during the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, we issued 3,000,000 shares of common stock for services. The shares were issued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $400,000.

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

Date: November 14, 2018

SOCIAL LIFE NETWORK, INC.

By:	/s/ Ken Tapp
Ken Tapp
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Mark DiSiena
Mark DiSiena
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)