Form 10-K
period 2018-12-31
Social Life Network, Inc.
filed 2019-03-15
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No: 333-222709

Social Life Network, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-0495298
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8100 East Union Ave. Suite 1809 Denver, Colorado 80237 (Address of principal executive office, including zip code)

(855) 933-3277 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 par value per share

Name of exchange on which registered:
Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
None

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
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

The Company has 125,858,319 common stock shares outstanding as of March 14, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not Applicable

i

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services, products or developments; future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this annual report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized. You are advised, however, to consult any further disclosures we make in future public filings, statements and press releases.

Forward-looking statements in this annual report include express or implied statements concerning our future revenues, expenditures, capital and funding requirements; the adequacy of our current cash and working capital to fund present and planned operations and financing needs; our proposed expansion of our business; and future economic and other conditions both generally and in our specific geographic and product and/or services markets. These statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements due to a number of factors including, but not limited to, those set forth below in the section entitled “Risk Factors” in this annual report, which you should carefully read. Given those risks, uncertainties and other factors, many of which are beyond our control, you should not place undue reliance on these forward-looking statements. You should be prepared to accept any and all of the risks associated with purchasing our securities, including the possible loss of your entire investment.

Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to “common shares” or “common stock shares” refer to restricted common stock shares.

As used in this annual report on Form 10-K, the terms “we”, “us” “our” and the “Company” refer to Social Life Network, Inc., a Nevada corporation, and its wholly-owned subsidiary, MjLink.com, Inc., a Delaware corporation. Unless otherwise specified. MjLink.com, Inc. is referred to herein as “MjLink” or “MjLink.com”.

Corporate Overview – Formation, Corporate Changes, Material Merger

Organization

We were originally incorporated as C J Industries, Inc. in California on August 30, 1985. On February 24, 2004, we merged with Calvert Corporation, a Nevada Corporation, changed our name to Sew Cal Logo, Inc., and moved our domicile to Nevada.

In June 2014, we were placed into receivership in Nevada’s 8th Judicial District (White Tiger Partners, LLC et al v. Sew Cal Logo, Inc.et al, Case No A-14-697251-C) (Dept. No.: XIII) (the “Receivership”).

On January 29, 2016, we, as the seller (the “Seller”), completed a business combination/merger agreement (the “Agreement”) with the buyer, Life Marketing, Inc., a Colorado corporation (the “Buyer”), its subsidiaries and holdings and all of the Buyer’s securities holders. We acted through Robert Stevens, the court-appointed receiver and White Tiger Partners, LLC, our judgment creditor. The Agreement provided that the then current owners of the private company, Life Marketing, Inc., become the majority shareholders pursuant to which an aggregate of 119,473,334 common stock shares were issued to our officers, composed of 59,736,667 shares each to our Chief Executive Officer, Kenneth Tapp, and Andrew Rodosevich, our then-Chief Financial Officer. Pursuant to the Agreement terms and related corporate actions:

●	We cancelled all previously created preferred class of stock;

●	We delivered newly issued, common stock shares equivalent to approximately 89.5% of our outstanding shares as a control block in exchange for 100% of the Buyer’s outstanding shares;

●	The court appointed receiver sold its judgment to the Buyer and the Seller agreed to pay the receiver $30,000 and the equivalent of 9.99% of the outstanding stock post-merger of the newly issued unregistered exempt shares.

●	Our then officers and directors were terminated, and Kenneth Tapp and Andrew Rodosevich became our Chief Executive Officer/Director and Chief Financial Officer/Director, respectively;

●	We effected a 5,000 to 1 reverse stock split effective April 11, 2016, with each shareholder retaining a minimum of 100 shares;

●	We changed our name from Sew Cal Logo, Inc. to WeedLife, Inc, and then to Social Life Network, Inc. effective in Nevada April 11, 2016;

●	We changed our stock symbol from SEWC to WDLF;

●	We decreased our authorized common stock shares from 2,000,000,000 shares to 500,000,000 shares, effective on March 17, 2016.

On June 6, 2016, the Court issued an order in the Receivership pursuant to Section 3(a) (10) of the Securities Act of 1933, as amended (the “Securities Act”), ratifying the above actions. The receiver was discharged on June 7, 2016.

MjLink.com, Inc. – Wholly Owned Subsidiary

On September 20, 2018, we incorporated MjLink.com, Inc. (“MjLink” or “MjLink.com”), a Delaware Corporation, as our wholly owned subsidiary.

Our Business

Software as a Service Internet Platform

We are a technology company that licenses its Social Life Network SaaS (Software as a Service) Internet Platform (hereafter referred to as the “Platform”) to niche industries for an annual license fee and/or a percentage of profits. The Platform is a cloud-based social network and eCommerce system that can be accessed by a web browser or mobile application that allows end-users to socially connect with one another and their customers to market and advertise their products and services. The Platform can be customized to suit virtually any international niche industry or sub-culture, such as hunting and fishing, tennis, real estate professionals, health and fitness, and charity causes.

Our Platform licensing agreements are for a minimum of two years and automatically renew each year thereafter. Our fee structure includes a combination of annual fees and/or a minimum of 20% of the net profits that are generated by the licensee from monthly subscriptions services, E-Commerce fees and online advertising sales from their platform users.

We developed our social networking and E-Commerce Platform specifically for industries that we believe have a passionate consumer base, that communicate in non-public channels, and their commerce activity is highly based on referral and “copy-cat” consumption; consistent with the foregoing, we license our Platform to the residential real estate industry and niche sports verticals like hunting and fishing. Our platform uses machine learning (A.I.) that interpolates the user behavior data through their online social activity to better connect the right people and businesses together, at the right time when online in our social network. Contrary to other social networks and E-Commerce systems like Facebook and Amazon where everyone is grouped together and forced to listen to the white-noise, our Platform increases online user connectivity and stronger relationships between businesses and their customers.

To date, our Platform is accessed by subculture industries in over 120 countries and is translated in multiple languages. Our language translation files for the Platform include 80% or more of the following languages: English, German, Hungarian, Portuguese, Turkish, Polish, Russian, Swedish, Slovenian, French, Dutch, Portuguese, Czech, Persian, Ukrainian, Vietnamese, Romanian, Spanish, Italian and Japanese, which will position international use of our Platform immediately following our launch internationally through individual licensing agreements.

Business of MjLink.com, Inc. (Cannabis and Hemp Industry Platforms)

We also own and operate cannabis and hemp industry Platforms through MjLink from which we generate advertising revenue. Our Platforms in the emerging cannabis and hemp industry world-wide are used to provide a social network for communicating between businesses and consumers so they can learn about the cannabis and hemp industry, and the use of THC and CBD products. The platforms are only a social network and does not include any type of E-Commerce functions for businesses to sell their goods. We generate advertising revenue from the following cannabis and hemp sites:

●	WeedLife.com – A Cannabis social network

●	WeedCircles.com – A Cannabis business social network

●	HempTalk.com – A Hemp and CBD social network

●	WeedWorthy.com – A Cannabis/Hemp news network

●	WeedPons.com – A Cannabis/Hemp coupon network

●	WeedVoice.com – A Cannabis/Hemp video network

●	WeedLive.com – A Cannabis/Hemp website search engine

●	Weedealio.com – A Cannabis map site for locating dispensaries & deals

MjLink.com operates as a multinational cannabis technology and media sales organization with two A.I. powered social networks.

●	WeedLife.com, a consumer-to-consumer social network; and

●	MjLink.com, a business-to-business social network.

MjLink.com provides its business customers with the following online applications:

●	Retail store mapping

●	Online advertising network

●	Digital marketing services for leads and jobs

●	Website search indexing

●	Press release and News aggregating

●	Cloud computing and custom industry applications

●	SaaS (Software as a Service)

●	Mobile application development

MjLink includes an event division that will provide 4 new tradeshows and conferences to its vast audience of members, the majority of which use MjLink.com and WeedLife.com year-round. Leveraging the power of our rapidly growing multinational user-base in the social networks to drive event revenue, the events will provide attendees with introduction to capital and consolidation opportunities, branding of industry retailers, education consumers, and entertainment festivals.

Our 4 planned events are:

●	MjMicro is a Cannabis MicroCap Investor Conference that is slated to launch in June of 2019 to address the rapidly growing need for matching private and public companies in the cannabis industry, with investors, private equity groups and investment banks. There will be 3-5 events scheduled per year around North America to ensure that we are geographically accessible to the more than over 6,000 businesses that use MjLink.com year-round.

●	MjLink Live is an industry Brand-Retailer tradeshow for state-focused businesses that need to increase awareness of their products and brands to other local and regional retailers. We are planning 6-8 scheduled events per year that are slated to launch in Q3 2019 around North America to ensure we are geographically accessible to the more than over 6,000 businesses that use MjLink.com year-round.

●	Home Grow Expo is a consumer enthusiast event that is one-of-a-kind in the industry, bringing together home growers and smaller suppliers that otherwise financially struggle to participate in larger regional events. We are planning 3-4 scheduled events per year that we will launch in Q1 2020, enabling merchants to reach their new consumers the rest of the year on our e-commerce platform accessible through MjLink.com and WeedLife.com

●	WeedLife Live is a large consumer festival that provides the mainstream consumer, industry associations, activists and entertainers a venue to celebrate the rapidly growing industry. We are planning 2-3 scheduled events per year, launching in Q2 2020.

Revenue Generation

We generate revenue through:

(a) License Agreements - We generate revenue through licensing agreements from which we receive an annual license fee or a percentage of net profits.

(b) Online Advertising - Our advertising program enables advertisers to present online ads to a specific type of cannabis or hemp website audience, depending on the website and type of content that website provides in our network. We charge advertisers using the cost per thousand (CPM), which is a marketing term used to denote the price of 1,000 advertisement impressions on one webpage.

We charge $10.00 CPM to an advertiser, which means the advertiser must pay $10.00 for every 1,000 impressions of its online advertising campaign. The “M” in CPM represents the Roman numeral for 1,000. Additionally, we provide the advertiser with the ability to purchase the CPM advertising campaign on specific websites in our cannabis and hemp network. This favors the ads that are most relevant to our webpage visitors, improving the experience for both the person looking for information in our network and the advertiser looking for targeted interested customers for their advertised product or service.

Charging advertisers by CPM (1,000 advertisement impressions on one webpage) requires that we have enough website and webpage traffic (visitors viewing the webpages on a website) to sell to an advertiser. Therefore, we are dependent on marketing and advertising our own websites using print, radio, TV and online advertising in order to drive new and existing website visitors to our network. The more website traffic we experience each month, equates to the more advertising revenue we can generate each month.

(c) Digital Marketing - We provide business professionals with monthly subscriptions that enhance their online marketing and branding through our online business directory and online review management system. This marketing service allows a business to spotlight their online business listing, customer reviews and special offers and coupons, to our website network visitors.

(d) In addition to the existing online applications, MjLink’s management is focused on launching three new divisions that will provide incubation of early stage cannabis tech companies, B2B and B2C trade-shows, and M&A of cannabis technology companies.

Operations

We currently operate and support the ongoing technology maintenance of our online social network platform in the cannabis and hemp industry for the users from about 120 countries that access it each month. We also operate and support the ongoing technology maintenance and upgrades of our licensees’ social networks in the United States for the Sports Social Network and the Real Estate Social Network.

Our Market

Our market is intentionally broad and it includes engagement-based organizations, consumer brands, ad agencies, online marketers, advertisers, sponsors, social media celebrities, entertainment celebrities and performance artists, large and small enterprise users, religious organizations, health care providers, network marketing and multi-level marketing companies, media companies, major motion picture studios, social media companies, schools and training facilities, and virtually any other person or organization that seeks to attract, engage, and communicate with prospects, customers, consumers, fans, followers, patients, friends, and subscribers, among others, online, utilizing automated, interactive technology.

Target Markets

We have targeted niche industries through our various platforms, including the following:

●	Cannabis and Hemp

●	Sports Industries

●	Hunting & Fishing

●	Racket Sports

●	Cycling

●	Golf

●	Youth Sports Leagues

●	Soccer

●	Charities & Industry Associations

●	Residential Real Estate.

We will continue to target niche industries based on sub-culture behavior and the need for private social networking.

Distribution Methods

Our distribution methods are:

1.	Prospective customers and clients can subscribe to our Social Life Network software service on a monthly or annual contract through a simple web-based sign-up form accessible on our website (sociallifenetwork.com), as well as through interactive sign-up links that we distribute via email and text, as well as through social media.

2.	Enterprise users can subscribe to our service and then distribute custom-branded sign-up links to their internal and external staff via email or other electronic means.

3.	We enter into license or partnership agreements with other social media providers to incorporate our technology into such other providers’ software platform that they offer to their existing and prospective client base.

4.	We enter into license or partnership agreements with digital marketing companies and advertising agencies to resell our technology to their existing and prospective client base, for monthly fees which are shared with us.

5.	We employ a direct sales team, as well as outside sales consultants.

Marketing

We utilize our own proprietary interactive video platform as the foundation of our ongoing marketing initiatives. Our initiatives include daily, broad-based social media engagement by a dedicated team of full-time employees and outside consultants; management of our website; email campaigns, as well as our CEO’s guest appearance at tradeshows and investor conferences; among many other ongoing initiatives designed to increase awareness of our products and services and drive conversion and adoption rates.

Our marketing consists of:

●	Trade shows

●	Print advertising

●	Digital press advertising

●	Online videos

●	Social media

●	Blogging

●	Advertising networks

Competition

Our business is highly competitive, and competition presents an ongoing threat to the success of our business.

We face competition in the social networking sector for the hemp and cannabis community, including WeedLife.com social network, which competes with one of the other social networks in the cannabis space, Massroots.com, which has 1 million members. Collectively with our licensees, we compete on a larger scale with Facebook, LinkedIn, eBay, and other social networks and E-Commerce sites for users’ engagement, all of which have substantially more financial resources, and a significantly larger user-base than we do.

We face significant competition with both our Cannabis/Hemp Social Networks and licensing of our E-Commerce Social Network Platforms, including MassRoots.com, Leafly.com, Zillow.com, HOUZZ.com, TennisChannel.com, and Cabelas.com, which offer a variety of online advertising and E-Commerce offerings. These competitors and other competitors have greater financial, operational, and personnel resources than we do. Should we fail to develop strategies to overcome our competition, our revenues will be negatively impacted.

Competitive Advantages

Our competitive advantage is that we are solely dedicated to niche industries that business and consumer users that do not feel comfortable sharing content and information on other social networks like Facebook, LinkedIn and Twitter, as it may either jeopardize their personal and professional reputations or be completely lost in the white-noise of billions of other posts. Additionally, we have developed specialized features for these niche industries that incorporates E-Commerce directly in to a users’ social networking account. This integration of E-Commerce directly in to social networking sets our Platform apart from our current competitors.

Competitive Disadvantages

Our competitive disadvantages are that we do not have the operational and financial resources that our competitors have, which results in our having fewer resources to market our social network brands, advertise our digital services, acquire new users on our social networks, and sell our advertising and digital services to business customers, as compared to our competitors.

Intellectual Property

Our technology platform and associated applications, features and functionality are comprised of proprietary software, code and know-how that are of key importance to our business plan.

Research and Development

We spent zero dollars on research and development during each of the years ended December 31, 2018 and 2017.

Sources and Availability of Products and Names of Principal Suppliers

We currently rely on certain key suppliers and vendors in the coding and maintenance of our software. Management believes it has mitigated the associated risks of these single-source vendor relationships by ensuring that we have access to additional qualified vendors and suppliers to provide like or complementary services.

Dependence on One or a Few Major Customers

We are not dependent upon one or a few major customers and we do not expect to have any significant customer concentration.

Government Regulation

Government regulation is of significant concern for our business. Our management believes it currently possesses all requisite authority to conduct its business as described in this annual report. Our cannabis/hemp websites with respect to cannabis are dependent on state and Federal laws pertaining to the cannabis industry (See “Risks Related to Cannabis/Hemp Related Government Regulation” for further information regarding government regulation).

Cost and Effects of Compliance with Environmental Laws

Our operations are not subject to federal, state or local environmental regulations.

Employees and Consultants

We currently operate with 7 full time employees.

We also employ consultants on an as-needed-basis to provide specific expertise in areas of software design, development and coding, content creation, and other business functions including marketing and accounting. To date we have 3 consultants.

By the third quarter 2019 we are planning to hire as many as 40 full-time sales representatives, 20 full-time marketing and social media employees, 15 full-time production and customer support employees, and 4 part-time and 3 full-time executives, and management staff for our cannabis and hemp social network expansion plan, all of which is contingent upon adequate funding and/or financing.

None of our employees or consultants are currently covered by a collective bargaining agreement. We have had no labor-related work stoppages and we believe our relations with our employees and consultants are excellent.

Seasonality of Business

We do not have a seasonal business cycle.

Patents and Intellectual Property/Trademarks/Licenses/Franchises

We do not currently own any patents and have no intention of applying for patents. We have no franchise or royalty agreements. The US Patent and Trademark Office published our trademark “Weed Life” on May 5, 2015.

Raw Materials

We do not use raw materials in our business.

Significant Developments

During 2018, there were the following significant developments:

●	On December 20, 2018, MjLink announced that we launched a new video and display advertising network on our cannabis business social network.

●	On December 28, 2018, we announced that we will launch a new video conferencing paid feature to our LikeRe.com real estate social network.

●	On December 4, 2018, we announced our Chief Executive Officer’s presentation at the December 5, 2018 Virtual Investor Conference.

●	On November 20, 2018, we announced that MjLink would be presenting is corporate presentation at the 11th Annual LD Micro Main Event in Los Angeles, California.

After our Fiscal Year 2018, there were the following significant developments in January 2019.

●	On January 2, 2019, we announced that we would be launching a new iTunes and Android mobile app for the FutPost.com soccer social network.

●	On January 3, 2019, we appointed George Jage as President of MjLink.

●	On January 7, 2019, we announced that the HuntPost.com social network for the hunting and fishing community is launching an e-commerce marketplace where consumers and industry vendors may sell their goods.

●	On January 8, 2019, we announced the appointment of Greg Tella as FutPost’s President, to direct the operations of FutPost, an A.I. and Blockchain powered soccer social network that connects more than 17 million coaches and players together in the US and Canada.

●	On January 15, 2019, we announced at our attendance at the International Sportsman’s Expo in Sacramento, California, the launch of a new IOS and Androis mobile app for the HuntPost.com Hunting and Fishing Social Network.

●	On January 28, 2019, our CEO presented our Pre-IPO plan at the Nobel Capital Markets Annual Investor Conference in Fort Lauderdale, Florida.

Material Agreements

Software License Agreement with Real Estate Social Network, Inc.

We have a January 1, 2018 Software License Agreement with Real Estate Social Network, Inc., a Colorado corporation, whereby we, as the licensor, licensed our software as a service (SaaS) to Real Estate Social Network as the licensee. This agreement provides that we will receive 20% of the net profits from all monthly subscriptions and online ad sales from the licensee, paid annually, on the 31st day of January for the preceding year. Early payment or installment payments on a monthly or quarterly basis are allowed. We are required to provide acceptance testing to establish whether the licensed software operates properly. If the testing does not yield expected results, we, as the licensor are required to correct errors at our own cost. If later acceptance testing fails to yield the expected results, the licensee may terminate the agreement upon written notice. We provide a 180-day limited warranty that the licensed software will conform in all material respects of the documentation specifications. The term of the License Agreement is from the effective date, January 1, 2018, and continues in effect until termination, which termination may occur as follows: (a) if the Licensee fails to make payment; (b) by either party for the other Party’s material breach of the agreement that is incurable or uncured by breaching party for 30 days after being served with notice of breach and demand for cure, effective on written termination notice to the breaching Party; (c) by the Licensor, effective immediately irrespective of written notice; (d) by both Parties upon mutual agreement; (e) if we, as the Licensor: (i) are dissolved or liquidated or takes any corporate action for such purposes; (ii) become insolvent or we are generally unable to pay our debts as they become due; (iii) become the subject of any bankruptcy proceedings, voluntary or involuntary, under any domestic or foreign bankruptcy or insolvency Law; (iii) make or seek to make a general assignment for the benefit of its creditors; or (iv) apply for, or consent to, the appointment of a trustee, receiver, or custodian for a substantial part of its property.

Software License Agreement with Sports Social Network, Inc.

We have a January 1, 2018 Software License Agreement with Sports Social Network, Inc., a Colorado corporation, whereby we, as the licensor, licensed our software as a service (SaaS) to Sports Social Network, Inc. as the licensee. This agreement provides that we will receive $125,000 USD annually each year for the first two years of this agreement, and thereafter will receive 20% of the net profits from all collected E-Commerce fees and online advertising sales from the licensee, paid monthly with the option to be paid annually, on the 31st day of January for the preceding year. Early payment or installment payments on a monthly or quarterly basis are allowed. We are required to provide acceptance testing to establish whether the licensed software operates properly. If the testing does not yield expected results, we, as the licensor are required to correct errors at our own cost. If later acceptance testing fails to yield the expected results, the licensee may terminate the agreement upon written notice. We provide a 180-day limited warranty that the licensed software will conform in all material respect of the documentation specifications.

The term of the License Agreement is from the effective date, January 1, 2018, and continues in effect until termination, which termination may occur as follows: (a) if the Licensee fails to make payment; (b) by either party for the other Party’s material breach of the agreement that is incurable or uncured by breaching party for 30 days after being served with notice of breach and demand for cure, effective on written termination notice to the breaching Party; (c) by the Licensor, effective immediately irrespective of written notice; (d) by both Parties upon mutual agreement; (e) if we, as the Licensee: (i) are dissolved or liquidated or takes any corporate action for such purposes; (ii) become insolvent or we are generally unable to pay our debts as they become due; (iii) becomes the subject of any bankruptcy proceedings, voluntary or involuntary, under any domestic or foreign bankruptcy or insolvency Law; (iii) make or seek to make a general assignment for the benefit of its creditors; or (iv) apply for, or consent to, the appointment of a trustee, receiver, or custodian for a substantial part of its properties.

ITEM 1A. RISK FACTORS

An investment in our common stock is highly speculative and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the following factors relating to our business and prospects. If any of the following risks occur, our business, financial condition or operating results could be materially adversely affected. In such case, you may lose all or part of our investment. You should carefully consider the risks described below and the other information in this annual report before in investing in our common stock.

Risks Related to Our Business

Our independent registered public accounting firm has issued a going concern opinion; there is substantial uncertainty that we will continue operations in which case you could lose your investment.

In their report dated March 15, 2019, our independent registered public accounting firm, B F Borgers CPA PC, stated that our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $27,705,545 at December 31, 2018, had a net loss of $4,635,865 and used net cash of $4,459,626 in operating activities for the twelve months ended December 31, 2018. (the net loss and accumulated deficit consist of $3,629,801 of non-cash stock-based compensation expense.) These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. Although we may be successful in obtaining financing and/or generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such funding will be achieved at a sufficient level or that we will succeed in our future operations.

If our Social Networking Platform technology becomes obsolete, our ability to license our Platform and generate revenue from it will be negatively impacted.

If our Platform technology becomes obsolete, our results of operations will be adversely affected. The market in which we compete is characterized by rapid technological change, evolving industry standards, introductions of new products, and changes in customer demands that can render existing products obsolete and unmarketable. Our Platform will require continuous upgrading, or our technology will become obsolete, and our business operations will be curtailed or terminate.

New social network, online marketplace or application platform features or changes to existing features could fail to attract new users, retain existing users or generate revenue.

Our business strategy is dependent on our ability on behalf of our licensees to develop and maintain networks, online marketplaces, and application platforms and features to attract new users and retain existing ones. Any of the following events may cause decreased use of our properties:

●	Emergence of competing websites and applications;

●	Inability to convince potential users to join our network or that of our licensees;

●	Technical issues related to mobile and desk top compatibility; and

●	Rise in safety or privacy concerns.

Should any of the above factors or a combination of such factors have a material effect on our business, our revenues and results of operations will be negatively affected.

If we lose key management, our business may materially suffer.

We are highly dependent on our management team: Kenneth Tapp, our Chief Executive Officer/Chief Technology Officer; Mark DiSiena, our Chief Financial Officer; D. Scott Karnedy, our Chief Operating Officer; as well as George Jage, MjLink’s President. We do not carry “key-man” life insurance on our officers. If we lose the services of one or more of our officers and are unable to replace them with equally competent officers, our business may be negatively impacted.

We expect to incur substantial expenses to meet our reporting obligations as a public company.

We estimate that it will cost approximately $100,000 annually to maintain the proper management and financial controls for our filings required as a public reporting company, funds that would otherwise be spent for our business operations. Our public reporting costs may increase over time, which will increase our expenses and may decrease our potential profitability.

We have generated a majority of our revenue in 2016, 2017, and 2018 from advertising revenue, digital subscription services, and licensing revenues, respectively; the loss of the majority of our revenues in future periods will negatively affect our results of operations.

During our 2018 fiscal year and for the 12-months ended December 31, 2018, $215,000 or 97.5%, and December 31, 2017, $150,000 or 71.6%, respectively, of our total revenues were generated from related party revenue; there are conflicts of interest between our officers’ interests who are also officers of our licensees and our shareholders’ interests.

During our 2018 fiscal year ending December 31, 2018, $215,000 or 97.5%, and December 31, 2017, $150,000 or 71.6%, respectively, of our total revenues were derived from license fees we received from Real Estate Social Network and Sports Social Network, which revenues are related party revenues. We have a “software as a service” (SaaS) license agreement with Sports Social Network, which provides that Sports Social Network, Inc. pays a license fee of $125,000 per year for a period of two years and thereafter we receive twenty percentage of their net profits from the sale of online advertising and collected E-Commerce fees on their niche sports social networks from every country around the world that they provide access to their websites and mobile apps that we provide through the licensing agreement. They currently have social networks that are used by the Hunting and Fishing industry, the Racket Sports industry, the Golf industry and the Soccer industry. They plan to launch over the coming twelve to twenty-four months, a niche Auto Racing social network, a niche Skiing and Snowboarding social network, and a private little league sports social network for children, parents and coaches.

We have a software as a service (SaaS) license agreement with Real Estate Social Network, which provides that Real Estate Social Network, Inc. pays a license fee of which we receive twenty percentage of their net profits from the sale of online advertising and monthly digital subscription fees from residential real estate professionals using their LikeRE.com social network from every country around the world that they provide access to their website and mobile app that we provide through the licensing agreement. Both licensees have automatically renewing annual license agreements with us and they aim to have millions of users on each of their social networks.

Our Chief Executive Office, Kenneth Tapp, owns 47.5% of our outstanding shares and is also the Chief Technology Officer of Real Estate Social Network. and the Chief Technology Officer of the Sports Social Network and owns approximately 40% each of those entities through LVC Consulting, LLC, of which he is the only member. Our prior-Chief Financial Officer, Andrew Rodosevich, owns 11.7% of our outstanding shares and is a Managing Member of Real Estate Social Network and Sports Social Network and owns approximately 10% of those entities through Rodosevich Investments, LLC, of which Andrew Rodosevich is the sole member. Our related party revenues present conflicts of interests between our officers’ interests and our shareholders” interests, which may favor the interests of our officers over that of our shareholders.

The license fees we received from our related parties who are also our licensees, Sports Social Network and Real Estate Social Network, may be undervalued because the license agreements were negotiated between related parties.

Our Chief Executive Officer and Chief Financial Officer negotiated the license fee agreements with our related parties/licensees, Sports Social Network and Real Estate Social Network. Our Chief Executive Officer, Kenneth Tapp, owns 47.5% of our outstanding shares and is also the Chief Technology Officer of Real Estate Social Network and Sports Social Network and owns approximately 40% each of those entities through LVC Consulting, LLC, of which he is the only member. Our prior-Chief Financial Officer, Andrew Rodosevich, owns 11.7% of our outstanding shares and is a Managing Member of Real Estate Social Network and Sports Social Network and owns approximately 10% of those entities through Rodosevich Investments, LLC, of which Andrew Rodosevich is the sole member, and have conflicts of interest between their interests and our shareholders’ interests.

Because the license agreements were negotiated between related parties, the license granted to these related parties may have been undervalued, which may have otherwise resulted in a higher amount of license fees being paid by other licensees to us.

Our business is highly competitive; competition presents an ongoing threat to the success of our business.

We face significant competition with respect to both our Cannabis/Hemp Social Networks and licensing of our E-Commerce Social Network Platforms, including MassRoots.com, Leafly.com, Zillow.com, HOUZZ.com, TennisChannel.com and Cabelas.com which offer a variety of online advertising and E-Commerce offerings. These competitors and other competitors have greater financial, operational, and personnel resources than we do. Should we fail to develop strategies to overcome our competition, our revenues will be negatively impacted.

Our Chief Executive Officer has potential conflicts of interest because of his interests in entities with which we have license agreements.

Our Chief Executive Officer is also the Chief Technology Officer of our licensees, Real Estate Social Network and Sports Social Network, and owns approximately 40% of each such entity through a limited liability company of which he is the sole member. We have a license agreement with Real Estate Social Network providing that they will pay us 20% of the net profits from all monthly member subscriptions and online advertising sales, paid annually, on the 31st day of January for the preceding year. We also have a license agreement with Sports Social Network providing that they will pay us $125,000 annually for the first two years of this agreement (a total of $250,000 for the first two years), and thereafter will receive 20% of the net profits from all online advertising sales and collected E-Commerce fees, paid monthly with the option to pay any outstanding licensing fees annually, and to be received by us no later than the 31st day of January for the preceding year. Our Chief Executive Officer owns 47.5% and of our outstanding shares. Accordingly, our Chief Executive Officer has potential conflicts of interest between his interests in Real Estate Social Network and Sports Social Network and our interests, which may result in them favoring the interests of those networks over our interests and that of our shareholders.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this annual report, our executive officers and directors and their respective affiliates beneficially own over 75% of our outstanding voting stock, including our Chief Executive Officer who owns 47.5% of our voting securities. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our company’s other stockholders may vote, including the following actions:

●	to elect or defeat the election of our directors;

●	to amend or prevent amendment of our certificate of incorporation or by-laws;

●	to effect or prevent a merger, sale of assets or other corporate transaction; and

●	to control the outcome of any other matter submitted to our stockholders for a vote.

This concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We will need substantial additional funding to continue our operations, which could result in dilution to our stockholders; we may be unable to raise capital when needed, if at all, which could cause us to have insufficient funds to pursue our operations, or to delay, reduce or eliminate our development of new programs or commercialization efforts.

We expect to incur additional costs associated with operating as a public company and to require substantial additional funding to continue to pursue our business and continue with our expansion plans. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we expect that we will need to obtain substantial additional funding in order to continue our operations. To date, we have financed our operations entirely through equity investments by founders and other investors and the incurrence of debt, and we expect to continue to do so in the foreseeable future. Additional funding from those or other sources may not be available when or in the amounts needed, on acceptable terms, or at all. If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of additional indebtedness, we would likely become subject to further covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support development of new programs and marketing to current and potential new clients. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate development of new programs or future marketing efforts. Any of these events could significantly harm our business, financial condition and prospects.

We must successfully maintain and/or upgrade our information technology systems.

We rely on various information technology systems, including our newly licensed NetSuite enterprise resource planning (ERP) system, that will be implemented by the end of first quarter of Fiscal 2019 to manage our operations, which subjects us to inherent costs and risks associated with maintaining, upgrading, replacing and changing these systems, including impairment of our information technology, potential disruption of our internal control systems, substantial capital expenditures, demands on management time and other risks of delays or difficulties in upgrading, transitioning to new systems or of integrating new systems into our current systems.

Our financial statements may not be comparable to those of other companies.

Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of The JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates, and our stockholders and potential investors may have difficulty in analyzing our operating results if comparing us to such companies.

We do not have an independent board of directors which could create a conflict of interests and pose a risk from a corporate governance perspective.

Our Board of Directors consists mostly of current executive officers and consultants, which means that we do not have any outside or independent directors. The lack of independent directors:

●	May prevent the Board from being independent from management in its judgments and decisions and its ability to pursue the Board responsibilities without undue influence.

●	May present us from providing a check on management, which can limit management taking unnecessary risks.

●	Create potential for conflicts between management and the diligent independent decision-making process of the Board.

●	Present the risk that our executive officers on the Board may have influence over their personal compensation and benefits levels that may not be commensurate with our financial performance.

●	Deprive us of the benefits of various viewpoints and experience when confronting challenges that we face.

Because officers serve on our Board of Directors, it will be difficult for the Board to fulfill its traditional role as overseeing management.

Because we do not have a nominating, audit or compensation committee, shareholders will have to rely on the entire board of directors, no members of which are independent, to perform these functions.

We do not have a nominating, audit or compensation committee or any such committee comprised of independent directors. The board of directors performs these functions. No members of the board of directors are independent directors. Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Our election not to opt out of the JOBS Act extended accounting transition period may not make our financial statements easily comparable to other companies.

Pursuant to the JOBS Act of 2012, as an emerging growth company we can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the application date for private companies. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. As of present, there are no new or revised accounting standards that have been issued by the PCAOB or the SEC applicable to us for which we have adopted the application date for private companies.

The JOBS Act will also allow us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC. The recently enacted JOBS Act is intended to reduce the regulatory burden on emerging growth companies. The Registrant meets the definition of an emerging growth company and so long as it qualifies as an “emerging growth company,” it will, among other things:

●	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

●	be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer;

●	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation; and

●	be exempt from any rules that may be adopted by the Public Registrant Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

We intend to take advantage of some or all the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. We have elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that the Registrant’s independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, we may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Registrant. As a result, investor confidence and the market price of our common stock may be adversely affected.

We may have difficulty obtaining officer and director coverage or obtaining such coverage on favorable terms or financially be unable to obtain any such coverage, which may make it difficult for our attracting and retaining qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage or financially be unable to obtain such coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

RISKS RELATED TO CANNABIS/HEMP RELATED GOVERNMENT REGULATION

Our cannabis/hemp websites with respect to cannabis are dependent on state laws pertaining to the cannabis industry.

Our wholly-owned subsidiary, MJLink, has several websites in the cannabis/hemp area. As of the date of this statement, there are 29 states and the District of Columbia that allow their citizens to use medical cannabis. Additionally, Colorado, Washington, Alaska, Oregon and Washington DC have legalized cannabis for adult use at the state (or district) level. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors pertaining to lack of public or legislative support could slow or halt progress in this area. Further, progress in the cannabis industry is not assured.

Our cannabis/hemp websites are open to all Internet users, which may result in legal consequences; in such event, our results of operations will be negatively affected.

Our Terms and Conditions contained in our MJLink sites clearly state that our network and services pertaining to our cannabis/hemp related sites are only to be used by users who are over 21 years old and located where the use of cannabis/hemp is permissible under state law and only in a manner which would be permissible under the applicable state law. However, it is impractical to independently verify that all activity occurring on our network fits into this description. If we become subject to federal and state law enforcement, our brand name and results of operations will be negatively impacted.

Cannabis remains illegal under Federal law.

Despite the development of a legal cannabis industry under the laws of certain states, these state laws legalizing medical and adult cannabis use conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule-I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the Federal government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use.

As the possession and use of cannabis is illegal under the Federal Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services that we provide to users and advertisers. As a result, we may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business.

Under Federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. Our business provides services to customers that were engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). Because of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on sale of our services.

Federal enforcement practices could change with respect to services providers to participants in the cannabis industry, which could adversely impact us. If the Federal government were to change its practices or were to expend its resources attacking providers in the cannabis industry, such action could have a materially adverse effect on our operations, our customers, or the sales of our products.

It is possible that additional Federal or state legislation could be enacted in the future that would prohibit our advertisers from selling cannabis, and, if such legislation were enacted, such advertisers may discontinue the use of our services, our potential source of customers would be reduced, causing revenues could decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant use and advertise on our products, which would be detrimental to the Company. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated,

As the possession and use of cannabis is illegal under the Federal Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services that we provide to users and advertisers; as a result, we may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business.

Under Federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. Our business provides services to customers that may be directly or indirectly engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

Federal enforcement practices could change with respect to service providers or participants in the cannabis industry, which could adversely impact us. If the Federal government were to change its practices or were to expend its resources attacking providers in the cannabis industry, such action could have a materially adverse effect on our operations, our customers, or the sales of our products.

It is possible that additional Federal or state legislation could be enacted in the future that would prohibit our advertisers from selling cannabis, and if such legislation were enacted, such advertisers may discontinue the use of our services, our potential source of customers would be reduced, causing revenues could decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to advertise on our sites, which would negatively affect our revenues. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Participants in the cannabis industry may have difficulty accessing the service of banks, which may make it difficult for us to operate.

Despite recent rules issued by the United States Department of the Treasury mitigating the risk to banks who do business with cannabis companies permitted under state law, as well as recent guidance from the United States Department of Justice, banks remain weary to accept funds from businesses in the cannabis industry. Since the use of cannabis remains illegal under Federal law, there remains a compelling argument that banks may be in violation of Federal law when accepting for deposit funds derived from the sale or distribution of cannabis. Consequently, businesses involved in the cannabis industry continue to have trouble establishing banking relationships. An inability to open bank accounts may make it difficult for us, or some of our advertisers, to do business.

Federal enforcement practices could change with respect to services provided to participants in the cannabis industry, which could adversely impact us; if the Federal government were to expend its resources on enforcement actions against service providers in the cannabis industry under guidance provided by the Sessions Memo, including asset forfeiture actions, such actions could have a material adverse effect on our operations, our customers, or our services.

On January 4, 2018, the U.S. Attorney General Jeff Sessions issued the Sessions Memo stating that the Cole Memo was rescinded effectively immediately. Mr. Sessions stated that “prosecutors should follow the well-established principles that govern all federal prosecutions,” which require “federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” Mr. Sessions went on to state in the memorandum that “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.” It is unclear at this time whether the Sessions Memo indicates that the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. While we do not harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change.

Attorney General Order No. 3946-2018 released by Jeff Sessions on July 19, 2018 shows that he is in favor of law enforcement using civil asset forfeiture as “an effective tool to reduce crime” and that “its use should be encouraged where appropriate.” It is possible that due to the recent Sessions Memo our clients may discontinue the use of our services, our potential source of customers may be reduced, and our revenues may decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use our services or buy advertising from us. It is possible that due to the recent Sessions Memo our clients may discontinue the use of our services, we or our customers may be subject to asset forfeiture actions, our potential source of customers may be reduced, and our revenues may decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use advertising services, which would negatively impact our results of operations.

Recently, the 2018 Farm Bill officially reclassifies hemp for commercial uses after decades of statutes and legal enforcement conflating hemp and marijuana, the Farm Bill distinguishes between the two by removing hemp from the Controlled Substances Act. While the two are closely related, hemp lacks the high concentration of THC that is responsible for the “high” from the use of marijuana. This would effectively move regulation and enforcement of the crop from the purview of the Drug Enforcement Agency to the U.S. Department of Agriculture.

RISKS RELATED TO OUR SECURITIES

An investment in our shares is highly speculative.

The shares of our common stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the risk factors contained herein relating to our business and prospects. If any of the risks presented herein actually occur, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

The market price of our Common Stock may fluctuate significantly in the future.

We expect that the market price of our Common Stock may fluctuate in response to one or more of the following factors, many of which are beyond our control:

●	competitive pricing pressures;

●	our ability to market our services on a cost-effective and timely basis;

●	changing conditions in the market;

●	changes in market valuations of similar companies;

●	stock market price and volume fluctuations generally;

●	regulatory developments;

●	fluctuations in our quarterly or annual operating results;

●	additions or departures of key personnel; and

●	future sales of our Common Stock or other securities.

The price at which you purchase shares of our Common Stock may not be indicative of the price that will prevail in the trading market. Shareholders may experience wide fluctuations in the market price of our securities. These fluctuations may have a negative effect on the market price of our securities and may prevent a shareholder from obtaining a market price equal to the purchase price such shareholder paid when the shareholder attempts to sell our securities in the open market. In these situations, the shareholder may be required either to sell our securities at a market price, which is lower than the purchase price the shareholder paid, or to hold our securities for a longer period than planned. An inactive or low trading market may also impair our ability to raise capital by selling shares of capital stock. You may be unable to sell your shares of Common Stock at or above your purchase price, which may result in substantial losses to you and which may include the complete loss of your investment. Any of the risks described above could adversely affect our sales and profitability and the price of our Common Stock.

There is no active public trading market for our common stock and an active market may never develop.

The public trading market for our common stock on the OTCMarkets OTCQB tier, has reflected an uneven and inactive market. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may be unable to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, holders of our securities may not find purchasers for our securities should they to sell securities held by them. Consequently, only investors having no need for liquidity in their investment should purchase our securities and who can hold our securities for an indefinite period.

We have authorized 100,000,000 Preferred Shares and 100,000,000 Class B Common Shares that may result in our officers having the ability to influence stockholder decisions.

The board of directors has the power to establish the dividend rates, liquidation preferences, and voting rights of any series of preferred stock, and these rights may be superior to the rights of holders of the Shares. The board of directors may also establish redemption and conversion terms and privileges with respect to any shares of preferred stock; as such, if we establish such terms and privileges to our preferred shares and we sell or issue preferred shares in future transactions to new investors such investors in subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock. Any such preferences may operate to the detriment of the rights of the holders of the Shares, and further, could be used by the board of directors as a device to prevent a change in control of the Registrant. Our Board of Directors has not yet established the rights to Class B Common Shares, but such rights may include additional voting power to our officers giving them control over a majority of our outstanding voting power, they would then have the power to control future stock-based acquisition transactions, to fund employee equity incentive programs, and give them the ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters

We expect to seek additional financing in order to provide working capital to our business. Our board of directors has the power to issue any or all of such authorized but unissued shares at any price they consider sufficient, without stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders

Future sales and issuances of our capital stock, exercise of warrants outstanding or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

We may issue additional securities following the completion of this offering. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. Additionally, because we have 16,300,020 Warrants outstanding, which are exercisable for five cents per share with a warrant exercise period of 5 years, any material exercise of the Warrants will because substantial dilution to your shares.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities will be in the over-the-counter market, which is commonly referred to as the OTCQB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions that are not available to us. It is likely that our shares will be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	the basis on which the broker or dealer made the suitability determination, and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also must be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, probably, will be subject to such penny stock rules for the foreseeable future and our shareholders will, likely, find it difficult to sell their securities.

Registered Broker-Dealers and Clearing firms are refusing to trade or clear stocks that are directly or indirectly related to the cannabis and hemp industries, which may negatively impact the trading of our common stock shares.

Because registered Broker-Dealers and Clearing firms are refusing to trade or clear stocks that represent companies directly or indirectly related to the cannabis and hemp industries, certain brokerage firms can no longer trade such stocks on behalf of their clients. Should this trend increase, trading in our stock may be negatively impacted, including lower trading volume and stock prices.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The forward-looking statements contained herein report may prove incorrect.

This filing contains certain forward-looking statements, including among others: (i) anticipated trends in our financial condition and results of operations; (ii) our business strategy for expanding our business through regional centers; and (iii) our ability to distinguish ourselves from our current and future competitors. These forward-looking statements are based largely on our current expectations and are subject risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this “Risk Factors” discussion, important factors to consider in evaluating such forward-looking statements include: (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the environmental cleanup industry; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace. Considering these risks and uncertainties, many of which are described in greater detail elsewhere in this “Risk Factors” discussion, there can be no assurance that the events predicted in forward-looking statements contained in this Prospectus will, in fact, transpire.

Cautionary Note

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 2. PROPERTIES

Our executive and administrative office is located at 8100 East Union Ave. Suite 1809, Denver, Colorado 80237. Our office consists of 4 offices and a conference room. Our lease expires on December 1, 2019. Our administrative office is 2,500 square feet for which we pay $2,500 per month rent. The space is adequate for our needs and we have an option for expanding in to an adjacent workspace.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings. From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

We know of no other material pending legal proceedings to which our company or any of our subsidiaries is a party or of which any of our assets or properties, or the assets or properties of any of our subsidiaries, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or any of our subsidiaries or has a material interest adverse to our company or any of our subsidiaries.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is not traded on any exchange but is currently available for trading in the over-the-counter market and is quoted on the OTCQB operated by OTC Markets Group, Inc. under the symbol “WDLF” Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system). The penny stock rules require a broker/dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of our common stock. As a result of these rules, investors may find it difficult to sell their shares

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2018	$0.150	$0.150
September 30, 2018	$0.127	$0.127
June 30, 2018	$0.120	$0.120
March 31, 2018	$0.095	$0.158
December 31, 2017	$0.120	$0.132
September 30, 2017	$0.122	$0.122
June 30, 2017	$0.130	$0.130
March 31, 2017	$0.350	$0.350

On March 14, 2019, the closing price of our common stock as reported by the OTC Markets Group was $0.118 per share.

Transfer Agent

Our transfer agent is Pacific Stock Transfer Company, located at 6725 Via Austi Parkway #300, Las Vegas, NV 89119. Their telephone number is (702) 361-3033 and their fax number is (702) 433-1979.

Holders of Common Stock

As of March 14, 2019, there were 149 holders of record of our common stock and 125,858,319 shares of our common stock issued and outstanding.

Dividends

We have never declared or paid dividends. We do not intend to pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of dividends if any, on our common stock will rest solely within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors.

Stock Warrants

During the year ended December 31, 2018, 2017, and 2016 we granted zero, 9,900,020, and 6,400,000 warrants, respectively, to various third parties for services. Each warrant entitles the holder to one common stock share at an exercise price of five cents. The term of the warrants is 5 years from the initial exercise date. The warrants will be expensed as they become exercisable beginning January 1, 2018 through September 1, 2019. During the twelve months ended December 31, 2018, 10,100,020 of the warrants vested. The aggregate fair value of the warrants totaled $3,629,801 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock prices ranging from $0.13 to $0.65, risk free rates ranging from 1.77% - 2.72%, volatility ranging from 423% to 467%, and expected life of the warrants of 5 years.

A summary of the status of the outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price		Weighted Average Fair Value
Outstanding, December 31, 2016	6,400,000		$0.05	$-
Issued	9,900,020		$0.05	$-
Exercised	-		$-	$-
Expired	-		$-	$-
Outstanding, December 31, 2017	16,300,020		$0.05	$-

Exercisable, December 31, 2017	8,100,000		$0.05	$0.20
Issued	-	$		$-
Exercised	-		$-	$-
Expired	-	$		$-
Outstanding, December 31, 2018	16,300,020		$.05	$-

Exercisable, December 31, 2018	15,200,020		$.05	$.27

Range of Exercise Prices	Number Outstanding 12/31/2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.05	16,300,020	3.98 years	$0.05

Common Stock

On June 10, 2016, we issued 1,000,000 common stock shares to Michael Fuller in connection for his Search Optimization and Content Monitoring Services to us as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $160,000. The shares were issued during the twelve months ended December 31, 2018.

On June 10, 2016, we issued 500,000 common stock shares to Bruce Kennedy for his News Monitoring and Article Publishing Services to us as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $80,000. The shares were issued during the twelve months ended December 31, 2018.

On June 10, 2016, we issued 1,000,000 common stock shares to Trang Pham for her Accounting Services to us as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $160,000. The shares were issued during the twelve months ended December 31, 2018.

On June 10, 2016, we issued 1,000,000 common stock shares to Lonnie Klaess for her Secretarial and Office Management Services to us as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $160,000. The shares were issued during the twelve months ended December 31, 2018.

On June 30, 2016, we sold 200,000 common stock shares to Justin Dinkel at $0.05 per share for cash proceeds of $10,000. The shares were issued during the three months ended March 31, 2019.

On June 30, 2016, we sold 300,000 common stock shares to Ryan Falbo at $0.05 per share for total cash proceeds of $15,000. The shares were issued during the three months ended March 31, 2019.

From October 11, 2017 to December 13, 2017 we entered into subscription agreements with 30 accredited investors. We sold 1,730,001 common stock shares to the accredited investors at $0.15 per share for total gross proceeds of $259,500. We received $257,500 throughout the fourth quarter 2017 and the remaining $2,000 in March 2018. The shares were issued during the twelve months ended December 31, 2017.

During the nine months ended September 30, 2018, we issued 3,000,000 shares of common stock shares for services. 1,000,000 shares were issued at $0.10 on April 30, 2018 and 3,000,000 shares were issued at $0.15 on August 29, 2018, based on the closing stock price on the date of grants, which created a total non-cash expense of $550,000.

On July 3, 2018, our Board of Directors adopted the Certificate of Designation of Preferences, Rights and Limitations of the Class B Common Stock (“Certificate”), including that each Class B Common Stock Share shall have ten (10) votes on all matters presented to be voted by the holders of Common Stock. Further, our Board of Directors authorized the issuance of 5,000,000 Class B Common Stock Shares to Kenneth Tapp, our Chief Executive Officer, in return for his services as our Chief Executive Officer from February 1, 2016 to July 2, 2018. The Class B Common Stock Shares only have voting power and have no equity, cash value or any other value. The 5,000,000 Class B Common Stock Shares were never issued; effective August 16, 2018 our Board of Directors cancelled the authorization of issuing the 5,000,000 shares of Class B Common Stock to our Chief Executive Officer.

From July 31, 2018 to September 30, 2018, we entered into subscription agreements with 23 accredited investors. We sold 4,200,009 common stock shares to the accredited investors at $0.15 per share for total gross proceeds of $630,001. The shares were issued during the 12-months ended December 31, 2018.

On October 1, 2018, we authorized the issuance of 60,000 of the total of 250,000 common stock shares to Mali Sanati, Director of Business Development, for her business development services to us. The 60,000 shares were issued during the three months ended March 31, 2019. The shares were valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $6,000. We will issue the remaining 190,000 common stock shares as 95,000 shares each on October 1, 2019 and October 1, 2020.

From October 1, 2018 to December 31, 2018, we entered into subscription agreements with 8 accredited investors. We sold 200,000 common stock shares to 3 accredited investors at $0.15 per share and 3,900,000 common stock shares to 5 accredited investors at $0.10 per shar for total gross proceeds of $420,000. The shares were issued during the twelve-months ended December 31, 2018.

On October 19, 2018, we granted 3,000,000 shares of common stock to Electrum Partners for their professional services. The shares were issued during the twelve months ended December 31, 2018. Leslie Bocskor, our Director, is the President and Founder of Electrum Partners.

On October 19, 2018, we issued 500,000 and 833,333 common stock shares to D. Scott Karnedy for his services as Chief Operating Officer and to IRTH Communications for their Investor Relations Services, respectively. The shares are valued at $0.12, the closing stock price on the date of grant, for total non-cash expense of $160,000. The shares were issued during the twelve months ended December 31, 2018.

On November 1, 2018, we authorized 500,000 restricted common stock shares to Mark DiSiena, Chief Financial Officer for his services as our CFO. The shares are valued at $0.10 the closing stock price on the date of grant, for total non-cash expense of $50,000. The shares were issued during the three months ended March 31, 2019.

Board and Executive Appointments

On August 1, 2018, we appointed the following members to our Board of Directors: D. Scott Karnedy, Leslie Bocskor, Kenneth Granville, and Vincent “Tripp” Keber.

On September 24, 2018, MjLink, our wholly owned subsidiary, appointed the following members to its Board of Directors: Kenneth Tapp, D. Scott Karnedy, Leslie Bocskor, Kenneth Granville, and Vincent “Tripp” Keber.

On October 27, 2018 and effective as of November 1, 2018, our Board of Directors unanimously appointed Mark DiSiena as our Chief Financial Officer/Chief Accounting Officer.

Subsequent Events

On January 3, 2019, we completed an employment agreement with George Jage, President of MjLink, providing that effective on the 91st day after the start date of the agreement (the “Grant Date”) and subject to the approval of our Board of Directors, George Jage will be granted the equivalent in shares to equal 2.5% of the outstanding shares of MjLink that will vest on a monthly basis after 90 days of employment in equal parts in months 4 through 12. Additionally, the employment agreement provides George Jage with the opportunity to earn an additional 2.5% of MjLink’s equity during the first year of this employment contract based on performance goals met. All stock issuances to Mr. Jage are subject to applicable holdings periods and volume limitations under Securities Act Rule 144 If Mr. Jage resigns as MjLink’s President during the first 24 months of the employment agreement, all stock previously issued to him are required to be returned to MjLink’s treasury.

On February 6, 2019, we authorized 500,000 common stock shares to Mark DiSiena, our Chief Financial Officer, for his CFO services; 1,000,000 common stock shares to Frederick M. Lehrer for his legal services as an independent contractor; and 50,000 common stock shares to our employee Kelsey Higgins, for her marketing services. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $50,000. The shares were issued during the three months ended March 31, 2019.

From January 1, 2019 thru March 14, 2019 we entered into subscription agreements with 8 accredited investors. We sold 5,725,000 common stock shares to the accredited investors of which 1,200,000 common stock shares were sold at $0.05 per share for total gross proceeds of $60,000, and 4,525,000 common stock shares were sold at $0.10 per share for total gross proceeds of $452,500. As of March 14, 2019, we received $372,500 out of the $512,500, awaiting on the remaining $140,000. 3,200,000 of the 5,725,000 shares were issued by March 14, 2019.

Apart from the above event, management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no other material subsequent events that require disclosure in the financial statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Annual Report on Form10-K.

Overview

We are a Nevada corporation formed on August 30, 1985. Our headquarters are in Denver, Colorado. We have been engaged in our current business model since June of 2016, as a result of our having been discharged from a receivership and acquiring Life Marketing, Inc., which was in a different industry as our previous business.

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

We plan to conduct an IPO of MjLink.com on a Canadian, German, or US exchange in 2019.

Trends and Uncertainties

Our business is subject to the following trends and uncertainties:

●	Expansion of live streaming on Facebook could sway our users to spend more time away from our Networks.

●	Social video is generally reaching saturation across social networks in general.

●	Social platforms embrace strong governance policies, i.e. when content is inappropriate or violates end user agreement, how much content is posted on our Networks may be affected.

●	Brands fatigue from new tools and tactics on social networks could result in fewer users embracing some of our new business and E-Commerce tools on our Networks.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $27,705,545 at December 31, 2018, had a net loss of $4,635,865 and used net cash of $4,459,626 in operating activities for the twelve months ended December 31, 2018. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and the sale of our common stock. While the we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in its our future operations.

We will attempt to overcome the going concern opinion by increasing our revenues, as follows:

●	By licensing additional Social Network and E-Commerce Platforms;

●	By increasing our marketing staff to enhance our “WeedLife” brand to cannabis/hemp related consumers and businesses located throughout the world;

●	By increasing our social media staff in our attempt to increase our monthly network traffic from our current 30 million-page views, to support the sales staff growth in online advertising sales on our cannabis/hemp related websites and mobile apps;

●	By increasing our sales staff for online advertising and monthly digital subscription sales on our cannabis/hemp related websites and mobile apps;

●	By increasing our licensee tech and R&D support to Sports Social Network for the increase of membership acquisition, page view traffic, online advertising sales and E-Commerce transactions on all of our sports social network websites and mobile apps; and

●	By increasing our licensee tech and R&D support to Real Estate Social Network. for the sales of online advertising and monthly digital subscription services to real estate professionals on our social network in the international real estate community.

The foregoing goals will increase expenses and lead to possible net losses. There is no assurance that we will ever be profitable or that debt or equity financing will be available to us. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. There is no assurance we will be successful in any of these goals.

COMPARATIVE RESULTS FOR FISCAL YEARS

Results of Operations Years Ended December 31, 2018 and 2017

The following is a comparison of the results of our operations for the year ended December 31, 2018 and 2017.

	For the Year Ended
	December 31, 2018	December 31, 2017 Restated	$ Change
Revenues:
Digital Marketing	$-	$59,380	$(59,380)
Advertising	5,592	-	5,592
Licensing Revenue – related party	215,000	150,000	65,000
Total Revenue	220,592	209,380	11,212
Cost of goods sold	5,239	9,794	(4,555)
Gross Margin	215,353	199,586	15,767

Operating Expenses:
Compensation	59,293	275,409	(216,116)
Officer stock compensation	100,000	725,000	(625,000)
Consulting – related parties	88,083	42,600	45,483
Professional Fees	344,474	94,452	250,022
Stock based compensation – warrants	3,629,801	1,005,000	2,624,801
General and administrative	629,567	146,006	483,561
Total operating expenses	4,851,218	2,288,467	2,562,751

Loss from operations	(4,635,865)	(2,088,881)	(2,546,985)

Other expense
Income tax provision	-	-	-
Total other expense	-	-	-

Net loss	$(4,635,865)	$(2,088,881)	$(2,411,785)

Loss per Share: Basic & Diluted	(.04)	(.02)	(.02)
Weighted Average Shares:
Basic	107,472,315	116,518,976	(8,776,661)
Diluted	123,772,335	132,818,996	(9,046,661)

Revenues

For the 12-month period ending December 31, 2018, we recognized net revenue (less returns) from digital marketing of $0 compared to $59,380 of revenue for the 12-month period ending December 31, 2017, representing a decrease of $59,380 or 100%. The decrease in digital marketing revenue is primarily attributable to eliminating our sales and marketing staff for our fiscal year 2018.

For the 12-month period ending December 31, 2018, we recognized licensing revenue of $215,000 compared to $150,000 for the 12-month period ending December 31, 2017, representing an increase of $65,000 or 43.3%. The increase in licensing revenue is attributable to our established licensing agreements.

Cost of Revenue

Cost of revenue was $5,239 for the 12-month period ending December 31, 2018 compared to $9,794 for the 12-month period ending December 31, 2017, representing a decrease of $4,555 or 46.5%. The decrease is attributable to the corresponding decrease in digital marketing revenue.

Operating Expenses

Compensation expense decreased $216,116 or 59.8% to $21,027 for the 12-month period ending December 31, 2018 from $52,336 for the 12-month period ending December 31, 2017. The decrease is primarily attributable to eliminating our sales and marketing staff and related expenses.

Consulting expense increased by $45,483 or 106.6% to $88,083 for the 12-month period ending December 31, 2018 from $42,600 for the 12-month period ending December 31, 2017. The increase is primarily attributable to utilizing more consultants to offset the elimination of our sales and marketing staff and related expenses. During the current period, we granted 1,100,000 shares of common stock for consulting services for total non-cash expense of $100,000.

Professional fees increased by $250,022 or 264.7% to $344,474 for the 12-month period ending December 31, 2018 from $94,452 for the 12-month period ending December 31, 2017. Professional fees consist mostly of costs for accounting, audit, investor relations, executives’ services, and legal services. The increase is primarily attributable to an increase in accounting and audit fees, executive professional costs, and investor relations fees.

During the 12-month period ending December 31, 2018, we recognized $3,629,801 of non-cash stock-based compensation expense for warrants that became exercisable during the period compared to $1,005,000 that became exercisable for the 12-month period ending December 31, 2018.

General and administrative expense increased by $480,729, or 331.2% to $629,567 for the 12-month period ending December 31, 2018 from $146,006 for the 12-month period ending December 31, 2017. The increase is primarily attributable to an increase in computer and internet expense, advertising and promotion, tradeshow fees, roadshow travel costs, investor relations expenses, and other general expenses to ramp up business operations.

Other expense

During the 12-month period ended December 31, 2018, there were no such expenses.

Net Loss

Our net loss for the for the 12-month period ending December 31, 2018 was $4,851,218 compared to net loss of $2,088,881 for the 12-month period ending December 31, 2017; a net decrease of 2,546,985 or 121.9% The increase in net loss is a direct result of non-cash stock-based compensation expenses and an increase in operating expenses, which offset the increase in revenue for the year.

Results of Operations for the 3-month periods ended December 31, 2018 and 2017

The following is a comparison of the results of our operations for the 3-months ended December 31, 2018 and 2017.

	For the 3-Month Ended
	December 31, 2018	December 31, 2017 Restated	$ Change
Revenues:
Digital Marketing	$-	$-	$-
Advertising	-	10,488	(10,488)
Licensing Revenue – related party	-	67,600	(67,600)
Total Revenue	-	78,088	(78,088)
Cost of goods sold	1,282	924	358
Gross Margin	(1,282)	77,164	(78,446)

Operating Expenses:
Compensation	38,494	9,519	28,975
Officer stock compensation	-	725,000	(725,000)
Consulting – related parties	38,400	47,100	(8,700)
Professional Fees	109,610	25,788	83,822
Stock based compensation – warrants	1,180,001	142,000	1,038,001
General and administrative	226,196	69,928	156,268
Total operating expenses	1,592,701	1,019,335	573,366

Loss from operations	(1,593,983)	(942,171)	(651,812)

Other expense
Income tax provision	-	-	-
Total other expense	-	-	-

Net loss	$(1,593,983)	$(942,171)	$(651,812)

Revenues

For the 3-month period ending December 31, 2018, we recognized revenue from digital marketing of $0 compared to $10,488 of revenue for the 3-month period ending December 31, 2018. During the current period we had no revenue from digital marketing with no credit memos to our customers. The decrease in digital marketing revenue is primarily attributable to eliminating our sales and marketing staff.

For the 3-month period ending December 31, 2018, we recognized licensing revenue of $0 compared to $67,600 for the 3-month period ending December 31, 2017, representing a 100% decrease. No new licenses were generated in the last quarter of 2018.

Cost of Revenue

Cost of revenue was $1,282 for the 3-month period ending December 31, 2018 compared to $924 for the 3-month period ending December 31, 2018, representing an increase of $358 or 38.7%. The $358 increase is primarily attributable to an increase in Amazon Cloud AWS expenses.

Operating Expenses

Compensation expense increased $28,975 or 304.4% to $38,494 for the 3-month period ending December 31, 2018 from $9,519 for the 3-month period ending December 31, 2018. The $38,494 increase is primarily attributable to new hires at MjLink.

Consulting expense decreased from $8,700 or 18.5% to $38,400 for the 3-month period ending December 31, 2018 from $47,100 for the 3-month period ending December 31, 2017. The $8,700 decrease is primarily attributable to the reducing need of consultants.

Professional fees increased by $83,822 or 325.0% to $109,610 for the 3-month period ending December 31, 2018 from $25,788 for the 3-month period ending December 31, 2017. The $83,822 increase is primarily attributable to Executive Professional fees and Investor Relations fees. Professional fees consist mostly of costs for accounting, audit and legal services.

During the 3-month period ending December 31, 2018, we recognized an increase of $1,180,001 or 731% for non-cash stock-based compensation expense for warrants compared to $142,000 that became exercisable for the 3-month period ending December 31, 2017.

General and administrative expense increased by $156,268, or 223.5% to $226,196 for the 3-month period ending December 31, 2018 from $69,928 for the 3-month period ending December 31, 2017. The increase is primarily attributable to tradeshow fees, roadshow travel costs, and related investor relations expenses.

Other expense

During the three months ended December 31, 2018 there was no such expenses.

Net Loss

Our net loss for the for the 3-month period ending December 31, 2018 was $1,593,984 compared to a net loss of $942,171 for the 3-month period ending December 31, 2017. The $573,366 or 69.2% increase in net loss is a direct result of non-cash stock-based compensation expenses and an increase in operating expenses with zero additional revenue.

Income Tax

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% plus the Colorado income tax rate of 4.63% - combined rate of 25.63% - is being used due to the new tax law recently enacted.

Net deferred tax assets consist of the following components as of December 31:

	2018	2017
Deferred Tax Assets:
NOL Carryover	$31,000	$493,000
Deferred tax liabilities:
Less valuation allowance	(31,000)	(493,000)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to tax-effected income from continuing operations for the period ended December 31, due to the following:

	2018	2017
Book loss	$(1,188,200)	$(535,400)
Meals and entertainment	300	300
Warrant expense	930,300	771,400
Stock based compensation	288,600	256,700
Valuation allowance	(31,000)	(493,000)
	$-	$-

At December 31, 2018, the we had net operating loss carry forwards of approximately $0 that may be offset against future taxable income from the year 2018 to 2036. No tax benefit has been reported in the December 31, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2012.

Liquidity and Capital Resources

The following is a summary of our cash flows from operating, investing and financing activities for the years ended December 31, 2018 and 2017.

	For the Year Ended
	December 31, 2018	December 31, 2017
Cash used in operating activities	$(4,459,626)	$(214,489)
Cash used in investing activities	-	-
Cash provided by financing activities	4,601,001	260,900
Increase in cash	$141,330	46,411

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the 12-month period ending December 31, 2018, net cash flows used in operating activities was $4,459,626 compared to $214,489 for the 12-month period ending December 31, 2018, primarily due to ramping up our business activities in 2018.

Cash Flows from Investing Activities

None. No fixed assets were purchased in 2018.

Cash Flows from Financing Activities

For the 12-month period ending December 31, 2018, net cash flows used in financing activities was $4,601,001 compared to $260,900 for the 12-month period ended December 31, 2017.

Our cash provided by financing activities in 2018 resulted entirely from proceeds from the sale of common stock shares and warrants.

We are in the early stages of our business. We are required to fund growth from financing activities, and we intend to rely on a combination of equity and debt financings. Due to market conditions and the early stage of our operations, there is significant risk that we will be unable to raise such financings at all, or on terms that are not overly dilutive to our existing stockholders. We can offer no assurance that we will be able to raise such funds.

Off-Balance sheet arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Concentrations of Credit Risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2018 or 2017.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value when considered necessary. Any allowance for uncollectible amounts is evaluated quarterly.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2018.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of December 31, 2018 and 2017.

Revenue recognition

The Company follows paragraph 605-15-25 of the FASB Accounting Standards Codification for revenue recognition when the right of return exists.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) The seller’s price to the buyer is substantially fixed or determinable at the date of sale, (ii) The buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product. If the buyer does not pay at time of sale and the buyer’s obligation to pay is contractually or implicitly excused until the buyer resells the product, then this condition is not met., (iii) The buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (iv) The buyer acquiring the product for resale has economic substance apart from that provided by the seller. This condition relates primarily to buyers that exist on paper, that is, buyers that have little or no physical facilities or employees. It prevents entities from recognizing sales revenue on transactions with parties that the sellers have established primarily for the purpose of recognizing such sales revenue, (v) The seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (vi) The amount of future returns can be reasonably estimated.

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

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

On December 22, 2018, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31,2018, using the new corporate tax rate of 21 percent. See Note 7.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock-based Compensation

We account for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

We account for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

As of December 31, 2018, and 2017, the Company had 16,300,020 and 6,400,000 potentially dilutive shares; however, the diluted loss per share is the same as the basic loss per share for the years ended December 31, 2018 and 2017, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

Recently issued accounting pronouncements

In January 2018, the FASB issued ASU 2018-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2018 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company has evaluating the impact of this accounting standard update and noted that it has had no material impact.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016- from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company is in the process of assessing the impact, if any, on its financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01 (ASU 2017-01) “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. We adopted ASU 2017-01 as of January 1, 2017 on a prospective basis and there was no material impact to our consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Stock Warrants

During the year ended December 31, 2018, 2017, and 2016 we granted zero, 9,900,020, and 6,400,000 warrants, respectively, to various third parties for services. Each warrant entitles the holder to one common stock share at an exercise price of five cents. The term of the warrants is 5 years from the initial exercise date. The warrants will be expensed as they become exercisable beginning January 1, 2018 through September 1, 2019. During the twelve months ended December 31, 2018, 10,100,020 of the warrants vested. The aggregate fair value of the warrants totaled $3.629,801 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock prices ranging from $0.13 to $0.65, risk free rates ranging from 1.77% - 2.72%, volatility ranging from 423% to 467%, and expected life of the warrants of 5 years.

A summary of the status of the outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price		Weighted Average Fair Value
Outstanding, December 31, 2016	6,400,000		$0.05	$-
Issued	9,900,020		$0.05	$-
Exercised	-		$-	$-
Expired	-		$-	$-
Outstanding, December 31, 2017	16,300,020		$0.05	$-

Exercisable, December 31, 2017	8,100,000		$0.05	$0.20
Issued	-	$		$-
Exercised	-		$-	$-
Expired	-	$		$-
Outstanding, December 31, 2018	16,300,020		$.05	$-

Exercisable, December 31, 2018	15,200,020		$.05	$.27

Range of Exercise Prices	Number Outstanding 12/31/2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.05	16,300,020	3.98 years	$0.05

Concentrations

During the year ended December 31, 2018, the Company had a single vendor that accounted for 15.3% of all expenses, and 41.4% of all expenses in the same period in the prior year.

Recently Issued Accounting Pronouncements

See Note 2 of the financial statements for a discussion of recent accounting pronouncements.

Notes Payable

We have no notes payable arrangements to third parties.

Notes Payable – Related Parties

The Company has the following related parties notes payable as of December 31, 2018 and 2017:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2018	Balance at December 31, 2017

Note (1)	June 18, 2016	December 31, 2019	0.0%	$26,400	$0	$26,400
Note (2)	September 1, 2016	December 31, 2018	0.0%	$53,000	$0	$53,000
Total notes payable – related parties, net					$0	$79,400

(1)	On July 18, 2016, we executed a Note Payable with Andrew Rodosevich, our then-Chief Financial Officer, for $26,400 to pay for public company expenses. The note is unsecured, non-interest bearing and due December 31, 2019.

(2)

On September 1, 2016, we executed a Note Payable with Like RE, Inc. for $53,000. Kenneth Tapp, our Chief Executive Officer also an officer with Like RE, Inc. The note is unsecured, non-interest bearing and due December 31, 2018.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Social Life Network, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Social Life Network, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2017.

Lakewood, CO

March 15, 2019

SOCIAL LIFE NETWORK, INC.
BALANCE SHEETS

	December 31, 2018	December 31, 2017 Restated
ASSETS
Current Assets:
Cash	$195,051	$53,722
Accounts receivable	2,096	71,394
Prepaid rent	3,144	10,084
Total Assets	$200,291	$135,200

LIABILITIES AND STOCKHOLERS’ EQUITY (DEFICIT)
Current Liabilities:
Other payables and accruals	$-	$-
Total Current Liabilities	-	-
Loans payable – related party	-	80,800
Total Liabilities	-	80,800

Stockholders’ Equity (Deficit):
Common Stock par value $0.001 500,000,000 shares authorized, 117,817,319 and 95,393,976 shares issued, respectively	117,817	95,394
Additional paid in capital	27,763,019	22,186,186
Common stock to be issued	25,000	842,500
Accumulated deficit	(27,705,545)	(23,069,680)
Total Stockholders’ Equity (Deficit)	200,291	54,400
Total Liabilities and Stockholders’ Equity	$200,291	$135,200

The accompanying notes are an integral part of these financial statements.

SOCIAL LIFE NETWORK, INC. STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2018	December 31, 2017 Restated

Revenues:
Digital Marketing	$-	$59,380
Advertising	5,592	-
Licensing Revenue – related party	215,000	150,000
Total Revenue	220,592	209,380
Cost of goods sold	5,239	9,794
Gross Margin	215,353	199,586

Operating Expenses:
Compensation	59,293	275,409
Officer stock compensation	100,000	725,000
Consulting – related parties	88,083	42,600
Professional Fees	344,474	94,452
Stock based compensation - warrants	3,629,801	1,005,000
General and administrative	629,567	146,006
Total operating expenses	4,851,218	2,288,467

Loss from operations	(4,635,865)	(2,088,881)

Other expense
Income tax provision	-	-
Total other expense	-	-

Net loss	$(4,635,865)	$(2,088,881)

Loss per Share: Basic & Diluted	(.04)	(.02)
Weighted Average Shares:
Basic	107,472,315	116,518,976
Diluted	123,772,335	132,818,996

The accompanying notes are an integral part of these financial statements.

SOCIAL LIFE NETWORK, INC. STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid in	Common Stock to	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	be Issued	Receivable	Deficit	Total
Balance, December 31, 2015	12,000,000	$12,000	420,642	$421	$7,351,257	$-	$-	$(7,387,803)	$(24,125)
Reverse Merger	(12,000,000)	(12,000)	-	-	(7,418,178)	-	-	7,363,678	(66,500)
Common stock issued for receivership	-	-	132,893,334	132,893	19,801,107	-	-	-	19,934,000
Common stock issued for debt	-	-	1,330,000	1,330	166,250	-	-	-	167,580
Common stock issued for services	-	-	3,000,000	3,000	237,000	560,000	-	-	800,000
Common stock sold for cash	-	-	-	-	-	25,000	-	-	25,000
Net Loss for the year ended December 31, 2016	-	-	-	-	-	-	-	(20,956,674)	(20,956,674)
Balance, December 31, 2016	-	-	137,643,976	137,644	20,137,436	585,000	-	(20,980,799)	(120,719)
Common stock issued for services	-	-	2,250,000	2,250	274,250		-	-	276,500
Common stock issued for services to officers	-	-	5,500,000	5,500	719,500	-	-	-	725,000
Common stock cancelled	-	-	(50,000,000)	(50,000)	50,000	-	-	-	-
Fair value of warrants issued	-	-	-	-	1,005,000	-	-	-	1,005,000
Common stock sold for cash	-	-	-	-	-	257,500	-	-	257,500
Net Loss for the year ended December 31, 2017	-	-	-	-	-	-	-	(2,156,480)	(2,156,480)
Balance, December 31, 2017	-	-	95,393,976	$95,394	22,186,186	$842,500	-	(23,137,279)	(13,199)
Common stock issued for services	-	-	11,123,334	11,123	1,476,331	-	-	-	1,487,454
Common stock issued for services to officers	-	-	3,000,000	3,000	432,000	-	-	-	435,000
Common stock cancelled	-	-	-	-	-	-	-	-	-
Fair value of warrants issued	-	-	-	-	2,624,801	-	-	-	2,624,801
Common stock sold for cash	-	-	8,300,009	8,300	1,043,701	(817,500)	-	-	234,501
Net Loss for the year ended December 31, 2018	-	-	-	-	-	-	-	(4,568,266)	(4,568,266)
Balance, December 31, 2018	-	$-	117,817,319	$117,817	$27,763,019	$25,000	$-	$(27,705,545)	$200,291

The accompanying notes are an integral part of these financial statements.

SOCIAL LIFE NETWORK, INC. STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017 Restated
Cash flow from operating activities:
Net Loss for the Year	$(4,635,865)	$(2,088,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	100,000	2,006,500
Loss on conversion	(43)	-
Changes in operating assets and liabilities:
Accounts receivable	69,299	(69,121)
Prepaids	6,940	(10,084)
Accounts payable	-	(52,903)
Net cash used operating activities	(4,459,669)	(214,489)

Cash flows used in investing activities:	-	-

Cash flows from (used in) financing activities:
Loans from related parties	-	1,400
Repayments of related party loans	(80,800)	(5,000)
Proceeds from the sale of warrants	3,629,800	-
Proceeds from the sale of common stock	1,051,999	264,500

Net cash provided by financing activities	4,600,999	260,900

Net increase (decrease) in cash	141,330	46,411
Cash at beginning of year	53,721	7,310
Cash at end of year	$195,051	$53,721
Supplemental Disclosures:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Warrants issued for services	$2,624,801	$1,005,000

The accompanying notes are an integral part of these financial statements.

SOCIAL LIFE NETWORK, INC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018

1. DESCRIPTION OF BUSINESS

Organization

Social Life Network, Inc. (the “Company”) is a technology company that licenses its Social Life Network SaaS (Software as a Service) Internet Platform (hereafter referred to as the “Platform”) to niche industries for an annual license fee and/or a percentage of profits. The Platform is a cloud-based social network and eCommerce system that can be accessed by a web browser or mobile application that allows end-users to socially connect with one another and their customers to market and advertise their products and services. The Platform can be customized to suit virtually any international niche industry or sub-culture, such as hunting and fishing, tennis, real estate professionals, health and fitness, and charity causes. The Company also owns cannabis/hemp related websites which generates advertising revenue through MjLink.com, Inc (hereafter referred to as “MjLink”), a wholly-owned subsidiary of the Company, incorporated in Delaware on September 20, 2018, residing at 3464 S. Gaylord Court, Unit A509, Englewood, CO 80013.

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

In June 2014, the Company was placed into receivership in Nevada’s 8th Judicial District (White Tiger Partners, LLC et al v. Sew Cal Logo, Inc.et al, Case No A-14-697251-C) (Dept. No.: XIII) (the “Receivership”).

On January 29, 2016, the Company, as the seller (the “Seller”), completed a business combination/merger agreement (the “Agreement”) with the buyer, Life Marketing, Inc., a Colorado corporation (the “Buyer”), its subsidiaries and holdings and all of the Buyer’s securities holders. The Company acted through Robert Stevens, the court-appointed receiver and White Tiger Partners, LLC, the Company’s judgment creditor. The Agreement provided that the then current owners of the private company, Life Marketing, Inc., become the majority shareholders pursuant to which an aggregate of 119,473,334 common stock shares were issued to the Company’s officers, composed of 59,736,667 shares each to the Company’s Chief Executive Officer, Kenneth Tapp, and Andrew Rodosevich, the Company’s then-Chief Financial Officer. Pursuant to the terms of the Agreement and related corporate actions in the Company’s domicile, Nevada:

●	The Company cancelled all previously created preferred class of stock;

●	The Company delivered newly issued, common stock shares equivalent to approximately 89.5% of its outstanding shares as a control block in exchange for 100% of the Buyer’s outstanding shares;

●	The court appointed receiver sold its judgment to the Buyer and the Seller agreed to pay the receiver $30,000 and the equivalent of 9.99% of the outstanding stock post-merger of the newly issued unregistered exempt shares.

●	The Company’s then officers and directors were terminated, and Kenneth Tapp and Andrew Rodosevich became its Chief Executive Officer/Director and Chief Financial Officer/Director, respectively;

●	The Company effected a 5,000 to 1 reverse stock split effective April 11, 2016, with each shareholder retaining a minimum of 100 shares;

●	The Company changed its name from Sew Cal Logo, Inc. to WeedLife, Inc, and then to Social Life Network, Inc. effective in Nevada April 11, 2016;

●	The Company changed its stock symbol from SEWC to WDLF;

●	The Company decreased its authorized common stock shares from 2,000,000,000 shares to 500,000,000 shares, effective on March 17, 2016.

On June 6, 2016, the Court issued an order in the Receivership pursuant to Section 3(a) (10) of the Securities Act of 1933, as amended (the “Securities Act”), ratifying the above actions. The receiver was discharged on June 7, 2016.

On September 20, 2018, the Company incorporated MjLink, a Delaware Corporation, as its wholly owned subsidiary.

The Company’s Business

The Company licenses its Social Life Network SaaS (Software as a service) Internet Platform (the “Platform”) to niche industries for an annual license fee and/or a percentage of profits. The Company’s Platform is a cloud-based social network and an E-Commerce system that can be accessed by a web browser or mobile application that allows end-users to socially connect with one another and their customers to market and advertise their products and services. The Platform can be customized to suit virtually any international niche industry or subculture, such as hunting and fishing, tennis, real estate professionals, health and fitness, charity causes, and more.

Cannabis and Hemp Industry Platforms

The Company owns and operates cannabis and hemp industry Platforms from which it generates advertising revenue. The Company’s Platforms in the emerging cannabis and hemp industry world-wide are used to provide a social network for communicating between businesses and consumers so they can learn about the cannabis and hemp industry, and the use of THC and CBD products. The platforms are only a social network and does not include any type of E-Commerce functions for businesses to sell their goods.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company had an accumulated deficit of $27,705,545 at December 31, 2018, had a net loss of $4,635,865 and used net cash of $4,459,626 in operating activities for the twelve months ended December 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and/or that the Company will succeed in its future operations.

There is no assurance that the Company will ever be profitable or that debt or equity financing will be available to the Company. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Social Life Network, Inc. and MjLink.com Inc. the Company’s wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

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

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service.

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No impairment of long-lived assets was required for the years ended December 31, 2018 and 2017.

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carry-forwards for federal income tax purposes. A full valuation allowance for deferred tax assets has been provided because the Company believes it is not more likely than not that the deferred tax asset will be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of December 31, 2018, and 2016, the Company has not established a liability for uncertain tax positions.

Stock Warrants

During the year ended December 31, 2018, 2017, and 2016, the Company granted zero, 9,900,020, and 6,400,000 warrants, respectively, to various third parties for services. Each warrant entitles the holder to one common stock share at an exercise price of five cents. The term of the warrants is 5 years from the initial exercise date. The warrants will be expensed as they become exercisable beginning January 1, 2018 through September 1, 2019. During the twelve months ended December 31, 2018, 10,100,020 of the warrants vested. The aggregate fair value of the warrants totaled $3.629,801 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock prices ranging from $0.13 to $0.65, risk free rates ranging from 1.77% - 2.72%, volatility ranging from 423% to 467%, and expected life of the warrants of 5 years.

A summary of the status of the outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price		Weighted Average Fair Value
Outstanding, December 31, 2016	6,400,000		$0.05	$-
Issued	9,900,020		$0.05	$-
Exercised	-		$-	$-
Expired	-		$-	$-
Outstanding, December 31, 2017	16,300,020		$0.05	$-

Exercisable, December 31, 2017	8,100,000		$0.05	$0.20
Issued	-	$		$-
Exercised	-		$-	$-
Expired	-	$		$-
Outstanding, December 31, 2018	16,300,020		$.05	$-

Exercisable, December 31, 2018	15,200,020		$.05	$.27

Range of Exercise Prices	Number Outstanding 12/31/2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.05	16,300,020	3.98 years	$0.05

Research and Development Costs

The Company spent zero on research and development during each of the years ended December 31, 2018 and 2017.

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options. No dilutive potential common shares were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of December 31, 2018, and 2017, the Company had no outstanding options and had outstanding warrants of 16,300,020 for both years; which were excluded from the computation of net loss per share because they are anti-dilutive.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2018.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of December 31, 2018 and 2017.

Concentrations

During the year ended December 31, 2018, the Company had a single vendor that accounted for 15.3% of all expenses, and 41.4% of all expenses in the same period in the prior year.

Recent Accounting Pronouncements

In January 2018, the FASB issued ASU 2018-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2018 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company has evaluating the impact of this accounting standard update and noted that it has had no material impact.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016- from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company is in the process of assessing the impact, if any, on its financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01 (ASU 2017-01) “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. We adopted ASU 2017-01 as of January 1, 2017 on a prospective basis and there was no material impact to our consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3. NOTES PAYABLE

The Company has no notes payable arrangements to third parties.

4. NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties notes payable as of December 31, 2018 and 2017:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2018	Balance at December 31, 2017

Note (1)	June 18, 2016	December 31, 2019	0.0%	$26,400	$0	$26,400
Note (2)	September 1, 2016	December 31, 2018	0.0%	$53,000	$0	$53,000
Total notes payable – related parties, net					$0	$79,400

(1)	On July 18, 2016, the Company executed a Note Payable with Andrew Rodosevich, the Company’s then-Chief Financial Officer, for $26,400 to pay for public company expenses. The note is unsecured, non-interest bearing and due December 31, 2019.

(2)	On September 1, 2016, the Company executed a Note Payable with Like RE, Inc. for $53,000. Kenneth Tapp, the Company’s Chief Executive Officer also an officer with Like RE, Inc. The note is unsecured, non-interest bearing and due December 31, 2018.

5. COMMON STOCK

On June 10, 2016, the Company issued 1,000,000 common stock shares to Michael Fuller in connection for his Search Optimization and Content Monitoring Services to us as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $160,000. The shares were issued during the twelve months ended December 31, 2018.

On June 10, 2016, the Company issued 500,000 common stock shares to Bruce Kennedy for his News Monitoring and Article Publishing Services to the Company as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $80,000. The shares were issued during the twelve months ended December 31, 2018.

On June 10, 2016, the Company issued 1,000,000 common stock shares to Trang Pham for her Accounting Services to us as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $160,000. The shares were issued during the twelve months ended December 31, 2018.

On June 10, 2016, the Company issued 1,000,000 common stock shares to Lonnie Klaess for her Secretarial and Office Management Services to the Company as an independent contractor. The shares are valued at $0.16, the closing stock price on the date of grant, for total non-cash expense of $160,000. The shares were issued during the twelve months ended December 31, 2018.

On June 30, 2016, the Company sold 200,000 shares of common stock to Justin Dinkel for total cash proceeds of $10,000 and the Company sold 300,000 shares of common stock to Ryan Falbo for total cash proceeds of $15,000. The shares were issued during the three months ended March 31, 2019.

From October 11, 2017 to December 13, 2018, the Company entered into subscription agreements with 30 accredited investors. The Company sold 1,730,001 common stock shares to the accredited investors at $0.15 per share for total gross proceeds of $259,500. The Company received $257,500 throughout the fourth quarter 2017 and the remaining $2,000 in March 2018. The shares were issued during the twelve months ended December 31, 2017.

During the nine months ended September 30, 2018, the Company issued 3,000,000 shares of common stock shares for services. 1,000,000 shares were issued at $0.10 on April 30, 2018 and 3,000,000 shares were issued at $0.15 on August 29, 2018, based on the closing stock price on the date of grants, which created a total non-cash expense of $550,000.

On July 3, 2018, the Company’s Board of Directors adopted the Certificate of Designation of Preferences, Rights and Limitations of the Class B Common Stock (“Certificate”), including that each Class B Common Stock Share shall have ten (10) votes on all matters presented to be voted by the holders of Common Stock. Further, the Company’s Board of Directors authorized the issuance of 5,000,000 Class B Common Stock Shares to Kenneth Tapp, the Company’s Chief Executive Officer, in return for his services as the Company’s Chief Executive Officer from February 1, 2016 to July 2, 2018. The Class B Common Stock Shares only have voting power and have no equity, cash value or any other value. The 5,000,000 Class B Common Stock Shares were never issued, and effective August 16, 2018 the Company’s Board of Directors cancelled the authorization of issuing the 5,000,000 shares of Class B Common Stock to its Chief Executive Officer, Kenneth Tapp.

From July 31, 2018 to September 30, 2018, the Company entered into subscription agreements with 23 accredited investors. The Company sold 4,200,009 common stock shares to the accredited investors at $0.15 per share for total gross proceeds of $630,001. The shares were issued during the 12-months ended December 31, 2018.

On October 1, 2018, the Company authorized the issuance of 60,000 of the total of 250,000 common stock shares to Mali Sanati, Director of Business Development, for her business development services to the Company. The 60,000 shares were issued during the three months ended March 31, 2019. The shares were valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $6,000. The Company will issue the remaining 190,000 common stock shares as 95,000 shares each on October 1, 2019 and October 1, 2020.

From October 1, 2018 to December 31, 2018, the Company entered into subscription agreements with 8 accredited investors. The Company sold 200,000 common stock shares to 3 accredited investors at $0.15 per share and 3,900,000 common stock shares to 5 accredited investors at $0.10 per shar for total gross proceeds of $420,000. The shares were issued during the twelve-months ended December 31, 2018.

On October 19, 2018, the Company granted 3,000,000 shares of common stock to Electrum Partners for their professional services. The shares were issued during the twelve months ended December 31, 2018. Leslie Bocskor, the Company’s Director, is the President and Founder of Electrum Partners.

On October 19, 2018, the Company issued 500,000 and 833,333 common stock shares to D. Scott Karnedy for his services as Chief Operating Officer and to IRTH Communications for their Investor Relations Services, respectively. The shares are valued at $0.12, the closing stock price on the date of grant, for total non-cash expense of $160,000. The shares were issued during the twelve months ended December 31, 2018.

On November 1, 2018, the Company authorized the issuance of 500,000 restricted common stock shares to Mark DiSiena, Chief Financial Officer for his CFO services. The shares are valued at $0.10 the closing stock price on the date of grant, for total non-cash expense of $50,000. The shares were issued during the three months ended March 31, 2019.

Subsequent Events

On January 3, 2019, the Company completed an employment agreement with George Jage, President of MjLink, providing that effective on the 91st day after the start date of the agreement (the “Grant Date”) and subject to the approval of the Company’s Board of Directors, George Jage will be granted the equivalent in shares to equal 2.5% of the outstanding shares of MjLink that will vest on a monthly basis after 90 days of employment in equal parts in months 4 through 12. Additionally, the employment agreement provides George Jage with the opportunity to earn an additional 2.5% of MjLink’s equity during the first year of this employment contract based on performance goals met. All stock issuances to Mr. Jage are subject to applicable holdings periods and volume limitations under Securities Act Rule 144 If Mr. Jage resigns as MjLink’s President during the first 24 months of the employment agreement, all stock previously issued to him are required to be returned to MjLink’s treasury.

On February 6, 2019, the Company authorized the issuance of 500,000 common stock shares to Mark DiSiena, Chief Financial Officer for his CFO services; 1,000,000 common stock shares to Frederick M. Lehrer for his legal services as an independent contractor; and 50,000 common stock shares to the Company’s employee Kelsey Higgins, for her marketing services. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $50,000. The shares were issued during the three months ended March 31, 2019.

From January 1, 2019 thru March 14, 2019 we entered into subscription agreements with 8 accredited investors. We sold 5,725,000 common stock shares to the accredited investors of which 1,200,000 common stock shares were sold at $0.05 per share for total gross proceeds of $60,000, and 4,525,000 common stock shares were sold at $0.10 per share for total gross proceeds of $452,500. As of March 14, 2019, we received $372,500 out of the $512,500, awaiting on the remaining $140,000. 3,200,000 of the 5,725,000 shares were issued by March 14, 2019.

Apart from the above event, management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no other material subsequent events that require disclosure in the financial statements.

6. INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% plus the Colorado income tax rate of 4.63% - combined rate of 25.63% - is being used due to the new tax law recently enacted.

Net deferred tax assets consist of the following components as of December 31:

	2018	2017
Deferred Tax Assets:
NOL Carryover	$31,000	$493,000
Deferred tax liabilities:
Less valuation allowance	(31,000)	(493,000)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to tax-effected income from continuing operations for the period ended December 31, due to the following:

	2018	2017
Book loss	$(1,188,200)	$(535,400)
Meals and entertainment	300	300
Warrant Expense	930,300	771,400
Stock based compensation	288,600	256,700
Valuation allowance	(31,000)	(493,000)
	$-	$-

At December 31, 2018, the Company had net operating loss carry forwards of approximately $0 that may be offset against future taxable income from the year 2018 to 2036. No tax benefit has been reported in the December 31, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2012.

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company’s executive and administrative office is located at 8100 East Union Ave. Suite 1809, Denver, Colorado 80237. The Company’s office consists of 4 offices and a conference room of 2,500 square feet for which it pays $2,500 per month rent. The Company’s lease expires on December 1st, 2019. The space is adequate for the Company’s needs and it has an option for expanding in to an adjacent workspace.

The Company had total rent expense for the year ended December 31, 2018 and 2017 of $36,132 and $832, respectively which is recorded as part of General and Administrative expenses in the Statement of Operations.

Litigation

The Company does not have any pending litigation.

8. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We are restating our consolidated income statement and balance sheet as of December 31, 2017.

Previously filed annual reports on Form 10-K and the quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied on.

During our Fiscal 2018 audit, we discovered an irregularity related to recognizing revenue from one licensee between 2017 and 2018.

As a result of the internal review, management has concluded, and the Board of Directors agree, that incorrect booking dates were used for financial accounting purposes to account for licensing revenue in 2017 and 2018. Therefore, we have recorded an additional $67,600 in licensing revenue on December 31, 2017 from $82,400 to $150,000; and decreased licensing revenue by the same amount on January 2, 2018 from $282,600 to $215,000. Accordingly, the irregularity inflated the net loss in 2017 and deflated the net loss in 2018 by $67,600. In addition, on the balance sheet, the accumulated deficit was larger in 2017 and smaller in 2018 by $67,600 and affected the offsetting the accounts receivable by the same amount since the invoice was date and booked as January 2, 2018 rather than December 31, 2017. Given the timing difference on the collections of cash to relieve the accounts receivable, there was no effect on cash balances.

We are restating our previously filed financial statements in this Form 10-K.

9. SUBSEQUENT EVENTS

On January 3, 2019, the Company completed an employment agreement with George Jage, President of MjLink, providing that effective on the 91st day after the start date of the agreement (the “Grant Date”) and subject to the approval of the Company’s Board of Directors, George Jage will be granted the equivalent in shares to equal 2.5% of the outstanding shares of MjLink that will vest on a monthly basis after 90 days of employment in equal parts in months 4 through 12. Additionally, the employment agreement provides George Jage with the opportunity to earn an additional 2.5% of MjLink’s equity during the first year of this employment contract based on performance goals met. All stock issuances to Mr. Jage are subject to applicable holdings periods and volume limitations under Securities Act Rule 144 If Mr. Jage resigns as MjLink’s President during the first 24 months of the employment agreement, all stock previously issued to him are required to be returned to MjLink’s treasury.

On February 6, 2019, the Company authorized the issuance of 500,000 common stock shares to Mark DiSiena, Chief Financial Officer for his CFO services; 1,000,000 common stock shares to Frederick M. Lehrer for his legal services as an independent contractor; and 50,000 common stock shares to the Company’s employee Kelsey Higgins, for her marketing services. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $50,000. The shares were issued during the three months ended March 31, 2019.

From January 1, 2019 thru March 14, 2019 we entered into subscription agreements with 8 accredited investors. We sold 5,725,000 common stock shares to the accredited investors of which 1,200,000 common stock shares were sold at $0.05 per share for total gross proceeds of $60,000, and 4,525,000 common stock shares were sold at $0.10 per share for total gross proceeds of $452,500. As of March 14, 2019, we received $372,500 out of the $512,500, awaiting on the remaining $140,000. 3,200,000 of the 5,725,000 shares were issued by March 14, 2019.

Apart from the above event, management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no other material subsequent events that require disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our chief executive officer, who is our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our chief executive officer, concluded that, as at December 31, 2018, our disclosure controls and procedures were not effective: (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. The conclusion reached by our chief executive officer was a result of the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

(i)	inadequate segregation of duties and effective risk assessment; and

(ii)	insufficient staffing resources resulting in financial statement closing process.

To address these material weaknesses, our chief executive officer performed additional analyses and other procedures, including retaining the assistance of qualified accounting professionals to assist with the preparation of our financial statements, to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2018 assessment of the effectiveness of our internal control over financial reporting.

Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible. However, we are in the process of implementing processes and procedures intended to mitigate any material weaknesses identified.

Subject to receipt of additional financing, we intend to undertake the below remediation measures to address the material weaknesses described in this Form 10-K. Such remediation activities include the following:

(i)	we intend to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes; and

(ii)	we intend to implement procedures pursuant to which we can ensure segregation of duties and hire additional resources to ensure appropriate review and oversight.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, our chief executive officer and chief financial officer conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in COSO, our chief executive officer and chief financial officer have concluded that our internal controls over financial reporting were ineffective as of December 31, 2018 due to the above-noted material weaknesses with respect to disclosure controls and procedures. The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. We believe we have taken initial steps to mitigate these risks by consulting outside advisors where necessary.

Our management believes that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Company plans to institute NetSuite as our Enterprise Resource Planning (ERP) tool to begin moving towards an adequate internal control over our financial reporting for fiscal year 2019.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified, or until their death, resignation or removal. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed

Kenneth S. Tapp	Chairman, Chief Executive Officer, & Chief Technology Officer	48	June 6, 2016
Mark DiSiena	Chief Financial Officer & Chief Accounting Officer	52	November 1, 2018
D. Scott Karnedy	Chief Operating Officer and Board Member	56	August 1, 2018
Leslie Bocskor	Board Member	54	August 1, 2018
Kenneth Granville	Board Member	58	August 1, 2018
Vincent (Tripp) Keber	Board Member	49	August 1, 2018
Andrew Rodoevich	Former-Chief Financial Officer and former-Board Member	31	June 6, 2016

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Kenneth S. Tapp, Chairman of the Board, Chief Executive Officer, Chief Technology Officer

Kenneth Shawn Tapp has served as our Chief Executive Officer, Chief Technology Officer and Chairman since June 6, 2016. In addition to his responsibilities as our CEO, Mr. Tapp oversees the ongoing development, data architecture and cloud security of our social network platform. Mr. Tapp has served as an officer of Internet companies since 1999, including from January 2013 to June 2016, as Chief Operating Officer of Life Marketing, Inc., the forerunner of the then private company, Social Life Network, Inc. Mr. Tapp, from January of 2000 to August of 2009, was the founder, Chief Executive Officer and Chief Technology Officer of Cherry Creek Internet Group, a SaaS company, and the Co-founder and Chief Executive Officer of CCMG, a digital advertising company. In August of 2009, Mr. Tapp merged the two companies and sold them to BRIMS-RES Australia, Pty Ltd., a real estate SaaS company headquartered in Brisbane Australia. Mr. Tapp was the Vice President of Move.com, the parent company of Realtor.com, from January 1996 through their IPO in August 1999, and left Move.com in January of 2000.

Mark DiSiena, Chief Financial Officer & Chief Accounting Officer

Mark DiSiena joined the executive team on August 1, 2018 and effective November 1, 2018 was appointed as our Chief Financial Officer and Chief Accounting Officer. Prior joining Social Life Network, Mr. DiSiena was a consultant at Cresset Advisors from January 2016 to October 2018. Previously, Mr. DiSiena served in related leadership roles, including: Chief Financial Officer of Cherokee, Inc (NASDAQ: CHKE) from November 2010 to March 2013; and Chief Financial Officer at 4Medica, a privately-held software company, between March 2004 to November 2008. He was an Account Executive at Oracle-NetSuite from January 2014 to December 2015. Mr. DiSiena has held senior management positions at LVMH from 1999 to 2000 and at Lucent Technologies from 1995 to 1999. Mr. DiSiena, has consulted at various companies, notably: Cetera Financial Group, Countrywide Bank, American Apparel, Dreamworks, Paramount Pictures, and HauteLook. He began his career as an auditor at Coopers & Lybrand, from 1988 to 1990. Mr. DiSiena holds a B.S. in Accounting with honors from New York University, a J.D. from Vanderbilt University, and an M.B.A. from Stanford University; and is both an attorney and a CPA.

D. Scott Karnedy, Chief Operating Officer and Board Member

D. Scott Karnedy has been our Chief Operating Officer since October 12, 2017 and was appointed our Director on August 1, 2018. Mr. Karnedy has served as an officer or Vice President of sales and marketing for digital media and Internet companies since 1998, including: Vice President of Sales of AOL from June of 2001 to December of 2003; Senior Vice President of Sales and Marketing of SiriusXM, from September of 2003 to October of 2008; Chief Revenue Officer of Technicolor, a Digital Film company from November of 2008 to February of 2012; Chief Revenue Officer of Indiewire Snag Films, a film production company, from February of 2012 to August of 2014; and Senior Vice President of Global Sales of Myspace from January of 2014 to August of 2014. Mr. Karnedy has served as the founder and Chief Executive Officer of Valhalla Advisors, a Revenue Acceleration Company consultant for digital media companies from October of 2014 to October of 2017.

Lesli Bocskor, Board Member

Leslie Bockskor has been our Director since August 1, 2018. Leslie Bocskor is the President and Founder of Electrum Partners. Electrum Partners is known as a pioneer in the cannabis industry as a global cannabis business advisory and services firm. He is also the Vice Chairman of GB Science, Inc., one of the leading publicly traded life science companies in the legal cannabis industry. Mr. Bocskor was one of the first investment bankers to focus exclusively on the internet and new media in the mid to late twelveties. Mr. Bocskor has extensive experience working in cannabis space, even being dubbed the “Warren Buffet of Cannabis” on CNBC.

Kenneth Granville, Board Member

Kenneth Granville has been our Director since August 1, 2018. Kenneth Granville is the Cofounder and CEO of MindAptiv. established in 2011, which enables machines to adapt to humans through semantic intelligence, the next generation of machine learning that translates human meanings for generating functional code on-the-fly. He has also held various operations and engineering positions at the USAF, Lockeed Martin and then L-3 Communications from 1980 to 1992, 1992 to 2003 and 2003 through 2008 respectively. Mr. Granville has an extensive knowledge background in signal intelligence, cyber security, systems networking, enterprise architecture, computing platforms, as well as artificial and semantic intelligence.

Vincent (Tripp) Keber III, Board Member

Vincent (Tripp) Keber has been our Director since August 1, 2018. Vincent Tripp Keber is widely considered one of the most prominent and well-known business leaders in the cannabis industry. Additionally, Mr. Keber is recognized as a branding expert in the adult use and medical cannabis spaces. He is the co-founder and former CEO of Dixie Brands, Inc. (DIXI-U.CN), a cannabis centric branding company, known worldwide for its namesake cannabis-infused beverages, Dixie Elixirs, Aceso and Therabis, Dixie’s human and pet CBD wellness brand platforms respectively, as well as hundreds of other cannabis products. Mr. Keber has served as a Director for several cannabis industry organizations, including the National Cannabis Industry Association, the Marijuana Policy Project, and the National Association of Cannabis Businesses. He has also held many senior and C-level positions in realty, communications and other industries.

Andrew Rodosevich, Former Chief Financial Officer and former Board Member

Andrew Rodosevich served as our Chief Financial Officer/Director from June 6, 2016 to July 31, 2018, at which time he resigned as our CFO/Director. From January 2013 to June 2016, he was the Chief Financial Officer of Life Marketing, Inc., the forerunner of the then private company, Social Life Network, Inc. Andrew Rodosevich was the Chief Executive Officer and founder of Elevated Medical, a licensed medical cannabis dispensary company in Colorado, from October 2009 to January of 2011.

Family Relationships

There are no family relationships between any director or executive officer of our company.

Significant Employees

We do not currently have any significant employees other than our executive officers.

Involvement in Certain Legal Proceedings

None of our directors and executive officers has been involved in any of the following events during the past ten years:

(a)	any petition under the federal bankruptcy laws or any state insolvency laws filed by or against, or an appointment of a receiver, fiscal agent or similar officer by a court for the business or property of such person, or any partnership in which such person was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within two years before the time of such filing;

(b)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

(c)	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(d)	being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (c)(i) above, or to be associated with persons engaged in any such activity;

(e)	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission to have violated a federal or state securities or commodities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been reversed, suspended, or vacated;

(f)	being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(g)	being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(h)	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of the outstanding Shares to file reports of ownership and changes in ownership concerning their Shares with the SEC and to furnish us with copies of all Section 16(a) forms they file. We are required to disclose delinquent filings of reports by such persons.

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended December 31, 2018.

Code of Ethics

We have adopted a formal code of ethics within the meaning of Item 406 of Regulation S-K promulgated under the Securities Act, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that establishes, among other things, procedures for handling actual or apparent conflicts of interest.

Committees of Board of Directors

Audit

We do not have an audit committee that provides independent review and oversight of a company’s financial reporting processes, internal controls, and independent auditors. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Governance

We do not have any defined policy or procedure requirements for our stockholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

Compensation

Our board of directors is responsible for determining compensation for the directors of our company to ensure it reflects the responsibilities and risks of being a director of a public company.

Other Board Committees

We have no committees of our board of directors.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request to the address appearing on the first page of this annual report.

Corporate Governance

General

Our board of directors believes that good corporate governance improves corporate performance and benefits all stockholders. Canadian National Policy 58-201 Corporate Governance Guidelines provides non-prescriptive guidelines on corporate governance practices for reporting issuers such as the Company. In addition, Canadian National Instrument 58-101 Disclosure of Corporate Governance Practices prescribes certain disclosure by our company of its corporate governance practices. This disclosure is presented below.

Orientation and Continuing Education

We have an informal process to orient and educate new recruits to the board regarding their role on the board, our committees and our directors, as well as the nature and operations of our business. This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a board member. This information includes the most recent board approved budget, the most recent annual report, the audited financial statements and copies of the interim quarterly financial statements.

The board does not provide continuing education for its directors. Each director is responsible to maintain the skills and knowledge necessary to meet his obligations as director.

Ethical Business Conduct

We have adopted a formal code of ethics within the meaning of Item 406 of Regulation S-K promulgated under the Securities Act of 1933, as amended, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that establishes, among other things, procedures for handling actual or apparent conflicts of interest.

We have found that the fiduciary duties placed on individual directors by our governing corporate legislation and the common law and the restrictions placed by applicable corporate legislation on an individual director’s participation in decisions of the board of directors in which the director has an interest have been sufficient to ensure that the board of directors operates in the best interests of our company.

Nomination of Directors

As of March 14, 2019, we had not affected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If stockholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Compensation

Our board of directors is responsible for determining compensation for the directors of our company to ensure it reflects the responsibilities and risks of being a director of a public company.

Other Board Committees

We do not have an audit committee that provides independent review and oversight of a company’s financial reporting processes, internal controls, and independent auditors

We have no committees of our board of directors. We do not have any defined policy or procedure requirements for our stockholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request to the address appearing on the first page of this annual report.

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company’s major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

Director Independence

We are not currently listed on the Nasdaq Stock Market, which requires independent directors. In evaluating the independence of our members and the composition of the committees of our board of directors, we utilize the definition of “independence” as that term is defined by applicable listing standards of the Nasdaq Stock Market and Securities and Exchange Commission rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended.

According to the Nasdaq definition, we believe Kenneth Granville is an independent director because he is not an officer of our company and not a beneficial owner of a material amount of shares of our common stock and has not received compensation from us in excess of the relevant limits. We have determined that Kenneth Tapp and D. Scott Karnedy are not independent due to the fact that they are our employees and determined that Leslie Bocskor and Vincent (Tripp) Keber are not independent because they receive compensation directly or indirectly from us for consulting services.

Our board of directors expects to continue to evaluate its independence standards and whether and to what extent the composition of our board of directors and its committees meets those standards. We ultimately intend to appoint such persons to our board and committees of our board as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange. Therefore, we intend that a majority of our directors will be independent directors of which at least one director will qualify as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K, as promulgated under the Securities Act of 1933, as amended.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2018;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2018; and

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the years ended December 31, 2018 and December 31, 2017 are set out in the following summary compensation table:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth Tapp (1)	2018(5)	-	-	-	-	-	-	-	-
Chairman, Chief Executive Officer, and Chief Technology Office	2017(6)	-	-	-	-	-	-	-	-
Mark DiSiena (2)	2018(5)	26,500	-	-	-	-	-	-	26,500
Chief Financial Officer	2017(6)		-	-	-	-	-	-	-
Andrew Rodosevich (3)	2018(5)	-	-	-	-	-	-	-	-
Chief Financial Officer/Director	2017(6)	-	-	-	-	-	-	-	-
D. Scott Karnedy (4)	2018(5)	60,000	-	75,000	-	-	-	-	135,000
Chief Operating Officer/Director	2017(6)	-	-	75,000	-	-	-	-	75,000

(1)	Mr. Tapp was appointed as Chief Executive Officer, Chief Technology Officer, and Chairman since June 6, 2016. And was Chief Financial Officer from August 1, 2018 thru October 31, 2018.

(2)	Mr. DiSiena was appointed as Chief Financial Officer on November 1, 2018, after being our consult from August 1, 2018 through October 31, 2018.
(3)	Mr. Rodosevich was appointed as Chief Financial Officer since June 6, 2016, which he resigned from that position effective July 31, 2018.

(4)	Mr. Karnedy became our Chief Operating Officer in October 2017 and was appointed a director of our Company on August 1, 2018.

(5)	Year ended December 31, 2017.

(6)	Year ended December 31, 2018.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Other than the employment agreement with Mr. DiSiena and Mr. Karnedy, we have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended December 31, 2018:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Leslie Bocskor(1) (2)	25,000	360,000	-	-	-	-	385,000
Kenneth Granville(1)	-	-	-	-	-	-	-
Vincent (Tripp) Keber(1)	80,000	450,000	-	-	-	-	530,000

(1)	Mr. Bocskor, Mr. Granville, and Mr. Keber were all appointed as our directors of our company on August 1, 2018.

(2)	We granted 3,000,000 shares of common stock to Electrum Partners, LLC for their professional services. Our Director, Mr. Bocksor is the President/Founder of Electrum Partners; his firm received $25,000 in consulting fees for fiscal year 2018.

Golden Parachute Compensation

For a description of the terms of any agreement or understanding, whether written or unwritten, between our company and any officer or director concerning any type of compensation, whether present, deferred or contingent, that will be based on or otherwise will relate to an acquisition, merger, consolidation, sale or other type of disposition of all or substantially all assets of our company, see above under the heading “Compensation Discussion and Analysis”.

We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on their behalf other than services ordinarily required of a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 14, 2018, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our current directors, our named executive officers and by our current executive officers and directors as a group.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
LVC Consulting, LLC c/o Kenneth Tapp 8100 E. Union Ave., Suite 1809 Denver, Colorado 80237	Common Stock	59,736,667	(3)	47.5%
Rodosevich Investments, LLC c/o Andrew Rodosevich 8100 E. Union Ave., Suite 1809 Denver, Colorado 80237	Common Stock	14,736,667	(4)	11.7%
Somerset Private Fund, Ltd. 387 Corona Street, Suite 55 Denver, CO 80218	Common Stock	13,320,000	(5)	10.6%
Electrum Partners c/o Leslie Bocskor 3571 E Sunset Road, Suite 300 Las Vegas, NV 89120	Common Stock	3,000,000	(6)	2.4%
Vincent “Tripp” Keber III c/o 8100 E. Union Ave., Suite 1809 Denver, Colorado 80237	Common Stock	2,000,000	(7)	1.6%
D. Scott Karnedy
c/o 8100 E. Union Ave., Suite 1809
Denver, Colorado 80237	Common Stock	1,000,000	(8)	0.8%
Mark DiSiena
c/o 8100 E. Union Ave., Suite 1809
Denver, Colorado 80237	Common Stock	1,000,000	(9)	0.8%

All executive officers and directors as a group (7 persons)	Common Stock	94,793,334		75.3%

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Percentage of common stock is based on 125,858,319 shares of our common stock issued and outstanding as of March 14, 2019.

(3)	Mr. Tapp was appointed as Chief Executive Officer, Chief Technology Officer, and Chairman since June 6, 2016. He was Chief Financial Officer from August 1, 2018 thru October 31, 2018.

(4)	Mr. Rodosevich was appointed as Chief Financial Officer since June 6, 2016, which he resigned from that position effective July 31, 2018.

(5)	Somerset Private Fund, Ltd. (“Somerset”) is registered in the state of Colorado. There are 6 limited partners of Somerset. Robert Stevens, Somerset’s President holds a 90% interest in Somerset. Somerset’s Board of Directors has sole dispositive and transfer power over the shares. Robert Stevens was appointed as the receiver in 2014 when we were placed into Receivership in Nevada’s 8th Judicial District (White Tiger Partners, LLC et al v. Sew Cal Logo, Inc.et al, Case No A-14-697251-C) (Dept. No.: XIII).

(6)	We granted 3,000,000 shares of common stock to Electrum Partners for their professional services. Our Director, Mr. Bocskor is the President/Founder of Electrum Partners; and he has been a Director since August 1, 2018.

(7)	Mr. Keber has been a Director since August 1, 2018

(8)	Mr. Karnedy became our Chief Operating Officer in October 2017 and was appointed a director of our Company on August 1, 2018.

(9)	Mr. DiSiena was appointed as Chief Financial Officer on November 1, 2018, after being our consulting from August 1, 2018 through October 31, 2018.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since January 1, 2019, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $5,000, being the lesser of $120,000 or one percent of our total assets at December 31, 2018, and in which any of the following persons had or will have a direct or indirect material interest:

(a)	any director or executive officer of our company;

(b)	any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities;

(c)	any person who acquired control of our company when it was a shell company or any person that is part of a group, consisting of two or more persons that agreed to act together for the purpose of acquiring, holding, voting or disposing of our common stock, that acquired control of our company when it was a shell company; and

(d)	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

On January 3, 2019, we completed an employment agreement with George Jage, President of MjLink, providing that effective on the 91st day after the start date of the agreement (the “Grant Date”) and subject to the approval of our Board of Directors, George Jage will be granted the equivalent in shares to equal 2.5% of the outstanding shares of MjLink that will vest on a monthly basis after 90 days of employment in equal parts in months 4 through 12. Additionally, the employment agreement provides George Jage with the opportunity to earn an additional 2.5% of MjLink’s equity during the first year of this employment contract based on performance goals met. All stock issuances to Mr. Jage are subject to applicable holdings periods and volume limitations under Securities Act Rule 144. If Mr. Jage resigns as MjLink’s President during the first 24 months of the employment agreement, all stock previously issued to him are required to be returned to MjLink’s treasury.

On February 6, 2019, we authorized an additional 500,000 restricted common stock shares to Mark DiSiena, our Chief Financial Officer valued at $50,000. The shares were issued during the three months ended March 31, 2019.

We have software license agreements with Real Estate Social Network, Inc. and Sports Social Network, which provides that our licensees pay us a license fee of $125,000 per year or a period of two years and thereafter receive a 20% percentage of profits. Our Chief Executive Office, Kenneth Tapp owns 47.5% of our outstanding shares and is also the Chief Technology Officer of Real Estate Social Network and Sports Social Network and owns approximately 40% each of those entities through LVC Consulting, LLC, of which he is the only member. Our Chief Financial Officer, Andrew Rodosevich, owns 11.7% of our outstanding shares and is a Managing Member of Real Estate Social Network and Sports Social Network and owns approximately 10% of those entities through Rodosevich Investments, LLC, of which Andrew Rodosevich is the sole member. During our Fiscal Year 2018, our largest source of our revenues was $215,000 in social network platform licensing revenues, which constituted 97.5% of our total revenues, which were derived solely from the only 2 licensees we have agreements with, the Real Estate Social Network and Sports Social Network, which revenues are related party revenues.

Pricing for the license agreements were negotiated with the Chief Executive Officers of Real Estate Social Network and Sports Social Network using a “Royalty Flex-Rate” method per network end-user. Our Chief Executive Officer and prior-Chief Financial Officer represented us in the negotiations with Real Estate Social Network and Sports Social Network in our negotiations involving the license agreements.

This type of licensing is the standard when licensing intellectual property per users.  The rates were determined by existing users in the Sports Social Network, and future predicted users in the Real Estate Social Network.  We researched competing Social Network licensing platforms for pricing and features, and determined that the most similar to our Network Platform was SocialShared.com (https://www.socialshared.com/plans.html), which currently provides the United States Tennis Association with their own social network (Setteo.com) for $2.25 per month per end-user, a competitor to the Sports Social Network, Inc. website, RacketStar.com

Our related party revenue for Fiscal Year 2018 was $215,000 or 97.5% of gross revenue.

On October 19, 2018, we sold 3,000,000 shares of common stock to Electrum Partners, LLC for total cash proceeds of $360,000. Our Director, Leslie Bocksor is the President/Founder of Electrum Partners.

Our Directors, Leslie Bocskor and Vincent (Tripp) Keber, directly or indirectly, earned cash compensation of $25,000 and $80,000, respectively from us for their consulting services.

On June 6, 2016, we issued 59,736,667 common stock shares to LVC Consulting, LLC. The shares are valued at $0.15, the closing stock price on the date of grant, for total non-cash expense of $8,960,500. The Managing Member of LVC Consulting is our Chief Executive Officer, Kenneth Tapp.

On June 6, 2016, we issued 59,736,667 common stock shares to Rodosevich Investments, LLC. The shares are valued at $0.15, the closing stock price on the date of grant, for total non-cash expense of $8,960,500. 50,000 of these shares were returned to the Company on December 7, 2017. On December 14, we issued 5,000,000 restricted common stock shares to Rodosevich Investments, LLC. The shares are valued at $0.13, the closing stock price on the date of grant, for total non-cash expense of $650,000. The Managing Member of Rodosevich Investments is our prior-Chief Financial Officer, Andrew Rodosevich.

On July 18, 2016, we executed a Note Payable with Andrew Rodosevich, the Company’s CFO, for $26,400 to pay for public company expenses. The note is unsecured, non-interest bearing and due December 31, 2019. As of December 31, 2018, the balance is zero dollars due.

On September 1, 2016, we executed a Note Payable with Like RE, Inc. for $53,000. Kenneth Tapp, our Chief Executive Officer also an officer with Like RE, Inc. The note is unsecured, non-interest bearing and due December 31, 2018. As of December 31, 2018, the balance is zero dollars due.

See transactions with related parties in Notes 5 and 13 in the accompanying financial statements included in this document.

Compensation for Executive Officers and Directors

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the year ended December 31, 2018 and 2017 for professional services rendered our independent registered public accounting firm BF Borgers CPA PC.

Fees	2018	2017
Audit Fees	$37,800	$10,000
Audit Related Fees	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$37,800	$10,000

Pre-Approval Policies and Procedures

Our entire board of directors, which acts as our audit committee, pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by BF Borgers CPA PC and believe that the provision of services for activities unrelated to the audit is compatible with maintaining its respective independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2019
SOCIAL LIFE NETWORK, INC.

	By:	/s/ Ken Tapp
Ken Tapp
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

	By:	/s/ Mark DiSiena
Mark DiSiena
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: March 15, 2019	By:	/s/ Vincent (“Trip”) Keber, III
Vincent (“Trip”) Keber, III, Director

DATE: March 15, 2019	By:	/s/ D. Scott Karnedy
D. Scott Karnedy, Director

DATE: March 15, 2019	By:	/s/ Leslie Bockskor
Leslie Bockskor, Director

DATE: March 15, 2019	By:	/s/ Kenneth Granville
Kenneth Granville, Director