Form 10-Q
period 2019-03-31
Social Life Network, Inc.
filed 2019-05-03
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

333-222709

Commission File Number

Social Life Network, Inc.

(Exact name of small business issuer as specified in its charter)

NEVADA	46-0495298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3465 S Gaylord Ct. Suite A509

Englewood, Colorado 80113

(855) 933-3277

(Address of principal executive offices)

(855) 933-3277

(Company’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The Company has 127,190,672 common stock shares outstanding as of May 2, 2019.

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

SOCIAL LIFE NETWORK, INC.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$100,241	$195,051
Accounts receivable	4,596	2,096
Prepaid Expenses	37,652	3,144
Total Assets	$142,489	$200,291

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$15,817	$-
Accrued Expenses	5,025	-
Total Current Liabilities	20,842	-
Long Term Debt	-	-
Total Liabilities	20,842	-

Stockholders’ Equity (Deficit):
Common Stock par value $0.001, 500,000,000 shares authorized, 125,358,319 and 117,817,319 shares issued and outstanding, respectively	125,358	117,817
Additional paid in capital	29,189,324	27,763,020
Common Stock to be issued	80,000	25,000
Common Stock Receivable	(80,000)	-
Preferred Stock par value $0.00, 5,000,000 Class B shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Accumulated deficit	(29,193,035)	(27,705,546)
Total Stockholders’ Equity (Deficit)	121,647	200,291
Total Liabilities and Stockholders’ Equity	$142,489	$200,291

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Licensing revenue	$25,000	$65,000
Advertising revenue	2,500	7,688
Sales returns	-	-
Total revenue	27,500	72,688
Costs of goods sold	1,531	1,391
Gross margin	25,969	71,297

Operating Expenses:
Compensation expense	300,678	53,267
Non-cash stock compensation - services	1,026,345	1,679,500
Stock based compensation - warrants	-	-
Sales and marketing	71,539	16,203
General and administrative	113,886	29,188
Total operating expenses	1,512,448	1,778,158

Income (Loss) from operations	(1,486,479)	(1,706,861)

Other Expenses:
Interest expense	1,010	665
Total other expenses	1,010	665

Net Income (Loss)	$(1,487,489)	$(1,707,526)

Income (loss) per share, basic and diluted	$(.01)	$(.01)
Weighted average shares outstanding, basic and diluted	(.01)	(.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid in	Common Stock to	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	be Issued	Receivable	Deficit	Total
Balance, December 31, 2015	12,000,000	$12,000	420,642	$421	$7,351,257	$-	$-	$(7,387,803)	$(24,125)
Balance, December 31, 2016	-	-	137,643,976	137,644	20,137,436	585,000	-	(20,980,799)	(120,719)
Balance, December 31, 2017	-	-	95,393,976	95,394	22,186,186	$842,500	-	(23,137,279)	(13,199)
Balance, December 31, 2018	-	$-	117,817,319	117,817	$27,763,020	$25,000	-	(27,705,545)	200,291
Common stock issued for service	-	-	1,050,000	1,050	895,295	-	-	-	896,345
Common stock issued to officers	-	-	500,000	500	49,500	-	-	-	50,000
Common stock issued to investors			5,991,000	5,991	481,509	55,000	(80,000)	-	462,500
Common stock cancelled	-	-	-	-	-	-	-	-	-
Fair value of warrants issued	-	-	-	-	-	-	-	-	-
Net Loss for quarter ended March 31, 2019	-	-	-	-	-	-	-	(1,487,489)	(1,487,489)
Balance, March 31, 2019	-	-	125,358,319	125,358	$29,189,324	$80,000	$(80,000)	$(29,193,035)	$121,647

The accompanying notes are an integral part of these financial statements.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flow from operating activities:
Net Income (Loss)	$(1,487,489)	$(1,707,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,026,345	1,679,500
Changes in operating assets and liabilities:
Accounts receivable	(2,500)	66,904
Prepaids	(34,507)	(623)
Accounts payable and accrued expenses	20,841	-
Net cash used in operating activities	(477,310)	(38,255)

Cash flows used in investing activities:	-	-

Cash flows from financing activities:
Proceeds from the sale of common stock	382,500	2,000
Net cash provided by financing activities	382,500	2,000

Net increase / decrease in cash	(94,810)	40,255
Cash at beginning of period	195,051	53,721
Cash at end of period	$100,241	$93,977

Supplemental Disclosures:
Cash paid during the year for:
Interest	$-	-
Income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Warrants issued for services	$-	$1,679,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2019

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Social Life Network, Inc. (the “Company”) is a technology company that licenses its Social Life Network SaaS (Software as a Service) Internet Platform (hereafter referred to as the “Platform”) to niche industries for an annual license fee and/or a percentage of profits. The Platform is a cloud-based social network and eCommerce system that can be accessed by a web browser or mobile application allowing end-users to socially connect with one another and their customers to market and advertise their products and services. The Platform can be customized to suit virtually any international niche industry or sub-culture, such as hunting and fishing, tennis, real estate professionals, health and fitness, and charity causes. The Company also owns cannabis/hemp related websites, which generate advertising revenue through MjLink.com, Inc (hereafter referred to as “MjLink”), a wholly-owned subsidiary of the Company. MjLink was incorporated in Delaware on September 20, 2018 and its offices are located at 3464 S. Gaylord Court, Suite A509, Englewood, Colorado 80013.

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

On January 29, 2016, the Company, as the seller (the “Seller”), completed a business combination/merger agreement (the “Agreement”) with the buyer, Life Marketing, Inc., a Colorado corporation (the “Buyer”), its subsidiaries and holdings and all of the Buyer’s securities holders. The Company acted through Robert Stevens, the court-appointed receiver and White Tiger Partners, LLC, the Company’s judgment creditor. The Agreement provided that the then current owners of the private company, Life Marketing, Inc., become the majority shareholders pursuant to which an aggregate of 119,473,334 common stock shares were issued to the Company’s officers, composed of 59,736,667 shares each to the Company’s Chief Executive Officer, Kenneth Tapp, and Andrew Rodosevich, the Company’s then-Chief Financial Officer. Pursuant to the terms of the Agreement and related corporate actions in the Company’s domicile, Nevada:

●	The Company cancelled all previously created preferred class of stock;

●	The Company delivered newly issued, common stock shares equivalent to approximately 89.5% of its outstanding shares as a control block in exchange for 100% of the Buyer’s outstanding shares;

●	The court appointed receiver sold its judgment to the Buyer and the Seller agreed to pay the receiver $30,000 and the equivalent of 9.99% of the outstanding stock (post-merger) of the newly issued unregistered exempt shares.

●	The Company’s then officers and directors were terminated, and Kenneth Tapp and Andrew Rodosevich became its Chief Executive Officer/Director and Chief Financial Officer/Director, respectively;

●	The Company effected a 5,000 to 1 reverse stock split effective April 11, 2016, with each shareholder retaining a minimum of 100 shares;

●	The Company changed its name from Sew Cal Logo, Inc. to WeedLife, Inc, and then to Social Life Network, Inc. effective in Nevada on April 11, 2016;

●	The Company changed its stock symbol from SEWC to WDLF;

●	The Company decreased its authorized common stock shares from 2,000,000,000 shares to 500,000,000 shares, effective on March 17, 2016.

On June 6, 2016, the Court issued an order in the Receivership pursuant to Section 3(a) (10) of the Securities Act of 1933, as amended (the “Securities Act”), ratifying the above actions. The receiver was discharged on June 7, 2016.

On September 20, 2018, the Company incorporated MjLink.com, Inc., a Delaware Corporation, as its wholly owned subsidiary.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2019. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 2018.

Principles of Consolidation

The consolidated financial statements include the accounts of Social Life Network, Inc. and MjLink.com, Inc., the Company’s wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the three months ended March 31, 2019

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service.

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No impairment of long-lived assets was required for the first quarter 2019 and the year ended December 31, 2018.

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

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

Income Taxes

The Company accounts for income taxes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carry-forwards for federal income tax purposes. A full valuation allowance for deferred tax assets has been provided because the Company believes it is more likely than not that the deferred tax asset will be unrealized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of March 31, 2019, the Company has not established a liability for uncertain tax positions.

Research and Development Costs

The Company spent zero dollars on research and development as of March 31, 2019 and during year ended December 31, 2018.

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options. No dilutive potential common shares were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of March 31, 2019 and December 31, 2018, the Company had no outstanding options and had outstanding warrants of 16,300,020 for both years; which were excluded from the computation of net loss per share because they are anti-dilutive.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of March 31, 2019 and December 31, 2018.

Concentrations

During the quarter ended March 31, 2019, the Company had a single vendor that accounted for 4.0% of all expenses, and 15.3% of all expenses during the same period in the prior year.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company has evaluated the impact of this accounting standard update and noted that it has had no material impact.

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

NOTE 3 – GOING CONCERN

The Company’s unaudited financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company had an accumulated deficit of $29,193,035 at March 31, 2019, had a net loss of $1,487,489 and used net cash of $477,310 in operating activities for the three months ended March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next nine months with existing cash on hand and public issuance of common stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that the Company will succeed in its future operations. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – RELATED PARTY TRANSACTIONS

Other than as disclosed below, there has been no transaction, since January 1, 2019, or currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $5,000, being the lesser of $120,000 or one percent of our total assets at March 31, 2019, and in which any of the following persons had or will have a direct or indirect material interest:

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

We have software license agreements with Real Estate Social Network, Inc. and Sports Social Network, which provides that our licensees pay us a license fee of $125,000 per year or a period of two years and thereafter receive a 20% percentage of profits. Our Chief Executive Office, Kenneth Tapp, owns 47.3% of our outstanding shares and is also the Chief Technology Officer of Real Estate Social Network and Sports Social Network and owns approximately 40% each of those entities through LVC Consulting, LLC, of which he is the sole member. Our prior Chief Financial Officer, Andrew Rodosevich, owns 11.7% of our outstanding shares and is a Managing Member of Real Estate Social Network and Sports Social Network and owns approximately 10% of those entities through Rodosevich Investments, LLC, of which Andrew Rodosevich is the sole member. As of March 31, 2019, our largest source of our revenues was $25,000 in social network platform licensing revenues, which constituted 90.9% of our total revenues and were derived solely from the only 2 licensees we have agreements with, the Real Estate Social Network and Sports Social Network, which revenues are related party revenues.

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

This type of licensing is the standard when licensing intellectual property per users. The rates were determined by existing users in the Sports Social Network, and future predicted users in the Real Estate Social Network. We researched competing Social Network licensing platforms for pricing and features, and determined that the most similar to our Network Platform was SocialShared.com (https://www.socialshared.com/plans.html), which currently provides the United States Tennis Association with their own social network (Setteo.com) for $2.25 per month per end-user, and a competitor to the Sports Social Network, Inc. website, RacketStar.com

Our related party revenue for Fiscal Year 2019 was $25,000 or 90.9% of gross revenue.

On October 19, 2018, we sold 3,000,000 shares of common stock to Electrum Partners, LLC for total cash proceeds of $360,000. Our Director, Leslie Bocksor, is the President/Founder of Electrum Partners.

Our Directors, Leslie Bocskor and Vincent (Tripp) Keber, directly or indirectly, have earned cash compensations of $15,000 and $20,000, respectively, during the quarter ending March 31, 2019; and $25,000 and $80,000, respectively during fiscal year 2018, from us for their consulting services.

On June 6, 2016, we issued 59,736,667 common stock shares to LVC Consulting, LLC. The shares are valued at $0.15, the closing stock price on the date of grant, for total non-cash expense of $8,960,500. The Managing Member of LVC Consulting is our Chief Executive Officer, Kenneth Tapp.

On June 6, 2016, we issued 59,736,667 common stock shares to Rodosevich Investments, LLC. The shares are valued at $0.15, the closing stock price on the date of grant, for total non-cash expense of $8,960,500. 50,000 of these shares were returned to the Company on December 7, 2017. On December 14, 2017, we issued 5,000,000 restricted common stock shares to Rodosevich Investments, LLC. The shares are valued at $0.13, the closing stock price on the date of grant, for total non-cash expense of $650,000. The Managing Member of Rodosevich Investments is our prior-Chief Financial Officer, Andrew Rodosevich.

On July 18, 2016, we executed a Note Payable with Andrew Rodosevich, the Company’s CFO, for $26,400 to pay for public company expenses. The note is unsecured, non-interest bearing and due December 31, 2019. As of December 31, 2018, the balance is zero dollars due.

On September 1, 2016, we executed a Note Payable with Like RE, Inc. for $53,000. Kenneth Tapp, our Chief Executive Officer, is also an officer with Like RE, Inc. The note is unsecured, non-interest bearing and due December 31, 2018. As of December 31, 2018, the balance is zero dollars due.

NOTE 5 – SALES RETURNS

For the period ended March 31, 2019, the Company did not issue any credit memos.

NOTE 6 – STOCK WARRANTS

During the quarter ended March 31, 2019 and the years ended December 31, 2018, 2017, and 2016, the Company granted zero, zero, 9,900,020, and 6,400,000 warrants, respectively, to various third parties for services. Each warrant entitles the holder to one common stock share at an exercise price of five cents. The term of the warrants is 5 years from the initial exercise date. The warrants will be expensed as they become exercisable beginning January 1, 2018 through September 1, 2019. During the three months ended March 31, 2019, no additional warrants vested since the respective warrants are currently 100% vested as of December 31, 2018. The aggregate fair value of the warrants totaled $3.629,801 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price of $0.05, stock prices ranging from $0.08 to $0.65, risk free rates ranging from 1.77% - 2.72%, volatility ranging from 419% to 467%, and expected life of the warrants of 5 years.

A summary of the status of the outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2016	6,400,000	$0.05		$-
Issued	9,900,020	$0.05		$-
Exercised	-	$-		$-
Expired	-	$-		$-
Outstanding, December 31, 2017	16,300,020	$0.05		$-

Exercisable, December 31, 2017	8,100,000	$0.05	$
Issued	-			$-
Exercised	-	$-		$-
Expired	-			$-
Outstanding, December 31, 2018	16,300,020	$.05		$-

Exercisable, December 31, 2018	16,300,020	$.05		$-
Issued	-	-		-
Exercised	-	-		-
Expired	-	-		-
Outstanding, March 31, 2019	16,300,020	$.05		$-

Exercisable, March 31, 2019	15,200,020	$.05		$.27

Range of Exercise Prices	Number Outstanding 3/31/2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.05	16,300,020	3.74 years	$0.05

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

During the three months ended March 31, 2019, the Company issued 3,000,000 shares of common stock shares for services. 1,000,000 shares were issued at $0.10 on April 30, 2018 and 3,000,000 shares were issued at $0.15 on August 29, 2018, based on the closing stock price on the date of grants, which created a total non-cash expense of $550,000.

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

On November 1, 2018, the Company authorized the issuance of 500,000 restricted common stock shares to Mark DiSiena, Chief Financial Officer, for his CFO services. The shares are valued at $0.10 the closing stock price on the date of grant, for total non-cash expense of $50,000. The shares were issued during the three months ended March 31, 2019.

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

On February 6, 2019, the Company authorized the issuance of 500,000 common stock shares to Mark DiSiena, Chief Financial Officer, for his CFO services; 1,000,000 common stock shares to Frederick M. Lehrer for his legal services as an independent contractor; and 50,000 common stock shares to the Company’s employee Kelsey Higgins, for her marketing services. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $155,000. The shares were issued during the three months ended March 31, 2019.

From January 1, 2019 thru March 31, 2019, the Company entered into subscription agreements with 9 accredited investors. The Company sold 5,725,000 common stock shares to the accredited investors, of which 1,200,000 common stock shares were sold at $0.05 per share for total gross proceeds of $60,000, and 4,025,000 common stock shares were sold at $0.10 per share for total gross proceeds of $402,500. As of March 31, 2019, the Company received $382,500 out of the $462,500, awaiting on the remaining $80,000. Subsequently, by April 17, 2019, the outstanding $80,000 was delivered to our accounts. Accordingly, 3,700,000 of the 5,725,000 shares were issued by March 31, 2019; the rest of the 2,025,000 were issued by May 1, 2019.

NOTE 8 – SUBSEQUENT EVENTS

Common Stock and Convertible Debt

On April 1, 2019, the Company issued 500,000 common stock shares to an employee. The shares are valued at $0.19, the closing stock price on the date of grant, for total non-cash expense of $95,000. The shares will be issued during the six months ended June 30, 2019.

On April 11, 2019, we completed a Common Stock Purchase Agreement and other related documents with a funding group to generate $750,000 in additional available resources and we have issued 300,000 shares to a non-profit affiliate of the funding group; earmarking the proceeds of $750,000 for our wholly-owned subsidiary, MjLink.

On April 11, 2019, we completed a 7-month term original issue discount convertible note and other related documents with a funding group to generate $100,000 in additional available cash resources with a payback provision due on November 11, 2019 of $110,000. In addition, we have issued 150,000 common stock shares, 412,500 common stock warrants, and reserved at least 1,000,000 restricted shares as reserve for conversion.

On April 11, 2019, we completed a Standby Equity Commitment Agreement (SECA) and other related documents with an investor group to generate $3 million in additional available cash resources with the Investor committed to purchase up to 3 million of our common stock from time-to-time over the course of 36 months with reselling limitations. In addition, we have issued 940,439 common stock warrants, and reserved at least 16,900,000 restricted shares as reserve for conversion.

On April 15, 2019, we completed a convertible debenture at zero interest and other related documents with a funding group to generate $375,000 in additional available cash resources, funds to be released over the 90 days following execution of the agreement. In addition, we have issued 300,000 common stock warrants, and reserved at least 13,125,000 restricted shares as reserve for conversion.

Board of Director, Chief Financial Officer, and Board Appointments

No changes for the quarter ended March 31, 2019.

ITEM 1A. Risk Factors

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

In their report dated May 3, 2019, our independent registered public accounting firm, B F Borgers CPA PC, stated that our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $29,193,035 at March 31, 2019, had a net loss of $1,487,489 and used net cash of $447,310 in operating activities for the three months ended March 31, 2019. (the net loss and accumulated deficit consist of $1,026,345 of non-cash stock-based compensation expense.) These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next nine months with existing cash on hand and public issuance of common stock. Although we may be successful in obtaining financing and/or generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such funding will be achieved at a sufficient level or that we will succeed in our future operations.

If our Social Networking Platform technology becomes obsolete, our ability to license our Platform and generate revenue from it will be negatively impacted.

If our Platform technology becomes obsolete, our results of operations will be adversely affected. The market in which we compete is characterized by rapid technological change, evolving industry standards, introductions of new products/services, and changes in customer demands that can render existing products/services obsolete and unmarketable. Our Platform will require continuous upgrading, or our technology will become obsolete, and our business operations will be curtailed or terminate.

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

We estimate that it will cost approximately $50,000 annually to maintain the proper management and financial controls for our filings required as a public reporting company, funds that would otherwise be spent for our business operations. Our public reporting costs may increase over time, which will increase our expenses and may decrease our potential profitability.

Should we lose our advertising or digital subscription or licensing revenues during any given period where any such revenue areas historically had represented the majority of our revenues, our financial condition will be negatively affected.

We have generated a majority of our revenue in 2016, 2017, and 2018 from advertising revenue, digital subscription services, and licensing revenues, respectively; the loss of the majority of our revenues in future periods will negatively affect our results of operations.

During our 2019 fiscal year and for the 3-months ended March 31, 2019, $25,000 or 90.9%, and December 31, 2018, $215,000 or 97.5%, respectively, of our total revenues were generated from related party revenue; there are conflicts of interest between our officers’ interests, who are also officers of our licensees, and our shareholders’ interests.

During our 2019 fiscal year ending March 31, 2019, $25,000 or 90.9%, and December 31, 2018, $215,000 or 97.5%, respectively, of our total revenues were derived from license fees we received from Real Estate Social Network and Sports Social Network, which revenues are related party revenues. We have a “software as a service” (SaaS) license agreement with Sports Social Network, which provides that Sports Social Network, Inc. pays a license fee of $125,000 per year for a period of two years and thereafter we receive twenty percent of their net profits from the sale of online advertising and collected E-Commerce fees on their niche sports social networks from every country around the world that they provide access to their websites and mobile apps that we provide through the licensing agreement. They currently have social networks that are used by the Hunting and Fishing industry, the Racket Sports industry, the Golf industry and the Soccer industry. They plan to launch over the coming twelve to twenty-four months, a niche Auto Racing social network, a niche Skiing and Snowboarding social network, and a private little league sports social network for children, parents and coaches.

We have a software as a service (SaaS) license agreement with Real Estate Social Network, which provides that Real Estate Social Network, Inc. pays a license fee, of which we receive twenty percentage of their net profits from the sale of online advertising and monthly digital subscription fees from residential real estate professionals using their LikeRE.com social network from every country around the world that they provide access to their website and mobile app that we provide through the licensing agreement. Both licensees have automatically renewing annual license agreements with us and they aim to have millions of users on each of their social networks.

Our Chief Executive Office, Kenneth Tapp, owns 47.3% of our outstanding shares and is also the Chief Technology Officer of Real Estate Social Network. and the Chief Technology Officer of the Sports Social Network and owns approximately 40% each of those entities through LVC Consulting, LLC, of which he is the sole member. Our prior-Chief Financial Officer, Andrew Rodosevich, owns 11.7% of our outstanding shares and is a Managing Member of Real Estate Social Network and Sports Social Network and owns approximately 10% of those entities through Rodosevich Investments, LLC, of which Andrew Rodosevich is the sole member. Our related party revenues present conflicts of interests between our officers’ interests and our shareholders” interests, which may favor the interests of our officers over that of our shareholders.

The license fees we received from our related parties who are also our licensees, Sports Social Network and Real Estate Social Network, may be undervalued because the license agreements were negotiated between related parties.

Our Chief Executive Officer and Chief Financial Officer negotiated the license fee agreements with our related parties/licensees, Sports Social Network and Real Estate Social Network. Our Chief Executive Officer, Kenneth Tapp, owns 47.3% of our outstanding shares and is also the Chief Technology Officer of Real Estate Social Network and Sports Social Network and owns approximately 40% each of those entities through LVC Consulting, LLC, of which he is the only member. Our prior-Chief Financial Officer, Andrew Rodosevich, owns 11.7% of our outstanding shares and is a Managing Member of Real Estate Social Network and Sports Social Network and owns approximately 10% of those entities through Rodosevich Investments, LLC, of which Andrew Rodosevich is the sole member. As a result, there are conflicts of interest between our past/present officers and our shareholders’ interests. Additionally, because the license agreements were negotiated between related parties, the license granted to these related parties may have been undervalued, which may have otherwise resulted in a higher amount of license fees being paid by other licensees to us.

Our Chief Executive Officer has potential conflicts of interest because of his interests in entities with which we have license agreements.

Our Chief Executive Officer is also the Chief Technology Officer of our licensees, Real Estate Social Network and Sports Social Network, and owns approximately 40% of each such entity through a limited liability company, of which he is the sole member. We have a license agreement with Real Estate Social Network providing that they will pay us 20% of the net profits from all monthly member subscriptions and online advertising sales, paid annually, on the 31st day of January for the preceding year. We also have a license agreement with Sports Social Network providing that they will pay us $125,000 annually for the first two years of this agreement (a total of $250,000 for the first two years), and thereafter will receive 20% of the net profits from all online advertising sales and collected E-Commerce fees, paid monthly with the option to pay any outstanding licensing fees annually, and to be received by us no later than the 31st day of January for the preceding year. Our Chief Executive Officer owns 47.3% and of our outstanding shares. Accordingly, our Chief Executive Officer has potential conflicts of interest between his interests in Real Estate Social Network and Sports Social Network and our interests, which may result in them favoring the interests of those networks over our interests and that of our shareholders.

Our business is highly competitive; competition presents an ongoing threat to the success of our business.

We face significant competition with respect to both our Cannabis/Hemp Social Networks and licensing of our E-Commerce Social Network Platforms, including MassRoots.com, Leafly.com, Zillow.com, HOUZZ.com, TennisChannel.com and Cabelas.com, which offer a variety of online advertising and E-Commerce offerings. These competitors and other competitors have greater financial, operational, and personnel resources than we do. Should we fail to develop strategies to overcome our competition, our revenues will be negatively impacted.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this annual report, our executive officers and directors and their respective affiliates beneficially own over 75% of our outstanding voting stock, including our Chief Executive Officer who owns 47.3% of our voting securities. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We expect to incur additional costs associated with operating as a public company and to require substantial additional funding to continue to pursue our business and continue with our expansion plans. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we expect that we will need to obtain substantial additional funding in order to continue our operations. To date, we have financed our operations entirely through equity investments by founders and other investors and the incurrence of debt, and we expect to continue to do so in the foreseeable future. Additional funding from those or other sources may be unavailable when or in the amounts needed, on acceptable terms, or at all. If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of additional indebtedness, we would likely become subject to further covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support development of new programs and marketing to current and potential new clients. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate development of new programs or future marketing efforts. Any of these events could significantly harm our business, financial condition and prospects.

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

Our Board of Directors consists mostly of current executive officers and consultants, which means that we do not have any outside or independent directors. The lack of independent directors:

●	May prevent the Board from being independent from management in its judgments and decisions and its ability to pursue the Board responsibilities without undue influence.

●	May present us from providing a check on management, which can limit management taking unnecessary risks.

●	May create potential for conflicts between management and the Board’s diligent independent decision-making process.

●	Present the risk that our executive officers on the Board may have influence over their personal compensation and benefits levels that may not be commensurate with our financial performance.

●	Deprive us of the benefits of various viewpoints and experience when confronting challenges that we face.

Because officers serve on our Board of Directors, it will be difficult for the Board to fulfill its traditional role of overseeing management.

Because we do not have a nominating, audit or compensation committee, shareholders will have to rely on the entire board of directors, no members of which are independent to perform these functions.

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

Our wholly-owned subsidiary, MJLink, has several websites in the cannabis/hemp area. As of the date of this quarterly report, there are 29 states and the District of Columbia that allow their citizens to use medical cannabis. Additionally, Colorado, Washington, Alaska, Oregon and Washington DC have legalized cannabis for adult use at the state (or district) level. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors pertaining to lack of public or legislative support could slow or halt progress in this area. Further, progress in the cannabis industry is not assured.

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

Under Federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. Our business provides services to customers that are engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). Because of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on sale of our services.

Federal enforcement practices could change with respect to services providers to participants in the cannabis industry, which could adversely impact us. If the Federal government were to change its practices or were to expend its resources attacking providers in the cannabis industry, such action could have a materially adverse effect on our operations, our customers, or the sales of our services.

It is possible that additional Federal or state legislation could be enacted in the future that would prohibit our advertisers from selling cannabis, and, if such legislation were enacted, such advertisers may discontinue the use of our services, our potential source of customers would be reduced, causing revenues could decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use and advertise on our platforms. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated,

As the possession and use of cannabis is illegal under the Federal Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services that we provide to users and advertisers; as a result, we may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business.

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

Federal enforcement practices could change with respect to service providers or participants in the cannabis industry, which could adversely impact us; if the Federal government were to change its practices or were to expend its resources attacking providers in the cannabis industry, such action could have a materially adverse effect on our operations, our customers, or the sales of our products.

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

On January 4, 2018, the then U.S. Attorney General Jeff Sessions issued the Sessions Memo stating that the Cole Memo was rescinded effectively immediately. Mr. Sessions stated that “prosecutors should follow the well-established principles that govern all federal prosecutions,” which require “federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” Mr. Sessions went on to state in the memorandum that “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.” It is unclear at this time whether the Sessions Memo indicates that the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. While we do not harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change.

Attorney General Order No. 3946-2018 released by Jeff Sessions on July 19, 2018 shows that he is in favor of law enforcement using civil asset forfeiture as “an effective tool to reduce crime” and that “its use should be encouraged where appropriate.” It is possible that due to the recent Sessions Memo our clients may discontinue the use of our services, our potential source of customers may be reduced, and our revenues may decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use our services or buy advertising from us. It is possible that due to the Sessions Memo our clients may discontinue the use of our services, we or our customers may be subject to asset forfeiture actions, our potential source of customers may be reduced, and our revenues may decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use advertising services, which would negatively impact our results of operations.

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

Recent hearing in February 2019, conducted before the House Subcommittee on Consumer Protection and Financial Institutions, focused on access to banking services for legal cannabis-based businesses. Two of the speakers at the hearing — Colorado Rep. Ed Perlmutter and Washington Rep. Denny Heck, both Democratic members of Congress from states with legal marijuana, back the Secure and Fair Enforcement of Banking Act of 2019, or the SAFE Banking Act, as it is more commonly known. The proposed bill, according to lawmakers and reports, would prevent federal regulators from targeting banks that accept deposits from legal cannabis operators. Such prohibition could involve limiting FDIC protections for those deposits or trying to prevent loans to those businesses.

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

The board of directors has the power to establish the dividend rates, liquidation preferences, and voting rights of any series of preferred stock, and these rights may be superior to the rights of holders of the Shares. The board of directors may also establish redemption and conversion terms and privileges with respect to any shares of preferred stock; as such, if we establish such terms and privileges to our preferred shares and we sell or issue preferred shares in future transactions to new investors such investors in subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock. Any such preferences may operate to the detriment of the rights of the holders of the Shares, and further, could be used by the board of directors as a device to prevent a change in control of the Registrant. Our Board of Directors has established the rights to Class B Common Shares, including that each Class B Common Stock Share shall have ten (10) votes on all matters presented to be voted by the holders of Common Stock. As such, such rights include additional voting power if Class B Common Stock shares are issued to our officers giving them control over a majority of our outstanding voting power, they would then have the power to control future stock-based acquisition transactions, to fund employee equity incentive programs, and give them the ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters

We expect to seek additional financing in order to provide working capital to our business. Our board of directors has the power to issue any or all of such authorized but unissued shares at any price they consider sufficient, without stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders

Future sales and issuances of our capital stock, exercise of warrants outstanding or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

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

This filing contains certain forward-looking statements, including among others: (i) anticipated trends in our financial condition and results of operations; (ii) our business strategy for expanding our business; and (iii) our ability to distinguish ourselves from our current and future competitors. These forward-looking statements are based largely on our current expectations and are subject risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this “Risk Factors” discussion, important factors to consider in evaluating such forward-looking statements include: (i) changes to external competitive market factors, which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace. Considering these risks and uncertainties, many of which are described in greater detail elsewhere in this “Risk Factors” discussion, there can be no assurance that the events predicted in forward-looking statements contained in this Prospectus will, in fact, transpire.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $29,193,035 at March 31, 2019, had a net loss of $1,487,890 and used net cash of $477,310 in operating activities for the three months ended March 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next nine months with existing cash on hand and the sale of our common stock. While the we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in its our future operations.

We will attempt to overcome the going concern opinion by increasing our revenues, as follows:

●	By licensing additional Social Network and E-Commerce Platforms;

●	By increasing our marketing staff to enhance our “WeedLife” brand to cannabis/hemp related consumers and businesses located throughout the world;

●	By increasing our social media staff to increase our monthly network traffic from our current 30 million-page views, to support the sales staff growth in online advertising sales on our cannabis/hemp related websites and mobile apps;

●	By increasing our sales staff for online advertising and monthly digital subscription sales on our cannabis/hemp related websites and mobile apps;

●	By increasing our licensee tech and R&D support to Sports Social Network for the increase of membership acquisition, page view traffic, online advertising sales and E-Commerce transactions on all of our sports social network websites and mobile apps; and

●	By increasing our licensee tech and R&D support to Real Estate Social Network. for the sales of online advertising and monthly digital subscription services to real estate professionals on our social network in the international real estate community.

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

COMPARATIVE RESULTS FOR FISCAL YEARS

Results of Operations for the 3-month periods ended March 31, 2019 and 2018

Revenues

For the 3-month period ending March 31, 2019, we recognized revenue from licensing of $25,000 compared to $65,000 of revenue for the 3-month period ending March 31, 2018. The decrease is due to the ramp up in transactional usage of our platform in first quarter 2019 rather than relying on the minimum guarantee provided in first quarter 2018.

During the current period we had advertising revenue of $2,500 compared to $7,688 for the 3-month period ending March 31, 2018. The decrease in revenue is primarily attributable to eliminating our sales and marketing staff during the latter part of fiscal year 2018 and a refocus on rehiring starting in fiscal year 2019 to generate new revenue.

Cost of Revenue

Cost of revenue was $1,532 for the 3-month period ending March 31, 2019 compared to $1,391for the 3-month period ending March 31, 2018, representing an increase of $141 or 10.1%. The $141 increase is primarily attributable to an increase in Amazon Cloud AWS expenses.

Operating Expenses

Cash-paid compensation expense increased by $247,411 or 464.5% to $300,678 for the 3-month period ending March 31, 2019 from $53,267 for the 3-month period ending March 31, 2018. The $247,411 increase is primarily attributable to increased employee headcount and adding additional consultants and professionals to meet company immediate growth strategies.

During the 3-month period ending March 31, 2019, we recognized $1,026,345 of non-cash stock-based compensation expense for employees, consultants, and professionals compared to zero for the 3-month period ending March 31, 2018. The increase is primarily due to attract and retain highly compensated personnel.

During the 3-month period ending March 31, 2019, we recognized $0 of non-cash stock-based compensation expense for warrants compared to $1,679,500 that became exercisable for the 3-month period ending March 31, 2018. The decrease is due primarily due to that all the warrants being issued in fiscal years 2016 through 2017, had vested and were 100% expensed during fiscal years 2017 and 2018.

Sales and marketing expense increased $55,336 or 341.5% to $71,539 for the 3-month period ending March 31, 2019 from $16,203 for the 3-month period ending March 31, 2018. The $55,336 increase is primarily attributable to increased cost to invigorate our brand and increase revenue.

General and administrative expense increased by $84,698, or 290.2% to $113,886 for the 3-month period ending March 31, 2019 from $29,188 for the 3-month period ending March 31, 2018. The increase is primarily attributable to tradeshow fees, travel costs, technology fees, and related investor relations expenses.

Other expense

During the three months ended March 31, 2019, we incurred $1,010 of other expenses related to bank charges

Net Loss

Our net loss for the for the 3-month period ending March 31, 2019 was $1,487,489 compared to a net loss of $1,707,526 for the 3-month period ending March 31, 2018. The decrease in net loss is a direct result of non-cash stock-based compensation expenses which all was offset with an increase in operating expenses and less revenue.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the 3-month period ending March 31, 2019, net cash outflows used in operating activities was $477,310 compared to net outflows of $26,745 for the 3-month period ending March 31, 2018.

Cash Flows from Financing Activities

For the 3-month period ending March 31, 2019, net cash flows used in financing activities was $382,500 compared to $2,000 for the 3-month period ended March 31, 2018.

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

Changes in Internal Control over Financial Reporting

We had material changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter, or are reasonably likely to materially affect, our internal control over financial reporting. We rely on various information technology systems, including our newly licensed NetSuite enterprise resource planning (ERP) system, that was implemented this of first quarter of Fiscal 2019 to manage our operations, We will continue to evaluate the effectiveness of internal controls, procedures, and technology on an on-going basis to maximize efficiency and productivity.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

We know of no material pending legal proceedings to which we or our subsidiary is a party or of which any of our properties, or the properties of our subsidiary, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to us or our subsidiary or has a material interest adverse to our company or our subsidiary.

IITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 3, 2019, we completed an employment agreement with George Jage, the President of MjLink, providing that effective on the 91st day after the start date of the agreement (the “Grant Date”) and subject to the approval of the our Board of Directors, George Jage will be granted the equivalent in shares to equal 2.5% of the outstanding shares of MjLink that will vest on a monthly basis after 90 days of employment in equal parts in months 4 through 12. Additionally, the employment agreement provides George Jage with the opportunity to earn an additional 2.5% of MjLink’s equity during the first year of this employment contract based on performance goals met. All stock issuances to Mr. Jage are subject to applicable holdings periods and volume limitations under Securities Act Rule 144. If Mr. Jage resigns as MjLink’s President during the first 24 months of the employment agreement, all shares of stock previously issued to him are required to be returned to MjLink’s treasury.

On February 6, 2019, we authorized the issuance of 500,000 common stock shares to Mark DiSiena, the Company’s Chief Financial Officer, for his CFO services; 1,000,000 common stock shares to Frederick M. Lehrer for his legal services as an independent contractor; and 50,000 common stock shares to the Company’s employee, Kelsey Higgins, for her marketing services. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $50,000. The shares were issued during the three months ended March 31, 2019.

From January 1, 2019 thru March 31, 2019, the Company entered into subscription agreements with 9 accredited investors. The Company sold 5,725,000 common stock shares to the accredited investors, of which 1,200,000 common stock shares were sold at $0.05 per share for total gross proceeds of $60,000, and 4,025,000 common stock shares were sold at $0.10 per share for total gross proceeds of $402,500. As of March 31, 2019, the Company received $382,500 out of the $462,500, awaiting on the remaining $80,000. Subsequently, by April 17, 2019, all $80,000 was delivered to our accounts. Accordingly, 3,700,000 of the 5,725,000 shares were issued by March 31, 2019; the rest of the 2,025,000 were issued by May 1, 2019.

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

Date: May 3, 2019

SOCIAL LIFE NETWORK, INC.

By:	/s/ Ken Tapp
Ken Tapp
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Mark DiSiena
Mark DiSiena
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

