Form 10-Q
period 2019-06-30
Social Life Network, Inc.
filed 2019-07-30
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

000-55961

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

The Company has 128,408,943 common stock shares outstanding as of July 29, 2019.

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

SOCIAL LIFE NETWORK, INC.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$29,608	$195,051
Accounts receivable	7,597	2,096
Prepaid Expenses	38,741	3,144
Total Assets	$75,946	$200,291

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$53,518	$-
Accrued Expenses	36,000	-
Convertible Notes Payable	430,024
Convertible Notes Discount – Beneficial Conversion Feature	(275,889)
Total Current Liabilities	243,653	-
Long Term Debt	-	-
Total Liabilities	243,653	-

Stockholders’ Equity (Deficit):
Common Stock par value $0.001, 500,000,000 shares authorized, 130,190,672 and 117,817,319 shares issued and outstanding, respectively	130,191	117,817
Additional paid in capital	30,315,369	27,763,020
Common Stock to be issued	-	25,000
Common Stock Receivable	-	-
Preferred Stock par value $0.00, 5,000,000 Class B shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Accumulated deficit	(30,613,267)	(27,705,546)
Total Stockholders’ Equity (Deficit)	(167,707)	200,291
Total Liabilities and Stockholders’ Equity	$75,946	$200,291

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Digital marketing revenue	$-	$-	$-	$-
Advertising revenue	-	-	2,500	7,688
Licensing revenue	-	60,000	25,000	125,000
Event revenue	131,185	-	131,185	-
Sales returns	-	(2,096)	-	(2,096)
Total revenue	131,185	57,904	158,685	130,592
Costs of goods sold	181,934	1,283	183,466	2,674
Gross margin	(50,749)	56,621	(24,781)	127,918

Operating Expenses:
Compensation expense	395,437	56,558	696,115	109,825
Non-cash stock expense	542,488	100,000	1,568,833	100.000
Warrant expense	232,500	770,300	232,500	2,449,800
Sales and marketing	37,115	28,072	108,655	44,275
General and administrative	119,418	61,859	234,314	91,712
Total operating expenses	1,326,958	1,016,789	2,840,417	2,795,612

Income (Loss) from operations	(1,377,707)	(960,168)	(2,865,198)	(2,667,694)

Other Expenses:
Interest expense	5,024	-	5,024	-
Other non-operating expenses	37,500	-	37,500
Total other expenses	42,524	-	42,524	-

Net Income (Loss)	$(1,420,231)	$(960,168)	$(2,907,722)	$(2,667,694)

Income (loss) per share
Basic	(0.01)	(0.01)	(0.02)	(0.03)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average shares outstanding:
Basic	130,190,672	101,623,977	130,190,672	101,623,977
Diluted	223,277,852	117,923,997	223,277,852	117,923,997

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid	Common Stock to be	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Issued	Receivable	Deficit	Total
Balance, December 31, 2018	-	-	117,817,319	$117,817	$27,763,020	$25,000	$-	$(27,705,546)	$200,291
Common stock issued for service	-	-	1,550,000	1,550	989,795	-	-	-	991,345
Common stock issued to officers	-	-	500,000	500	49,500	-	-	-	50,000
Common stock issued to investors			10,323,353	10,324	1,004,665	(25,000)		-	989,989
Common stock cancelled	-	-	-	-	-	-	-	-	-
Fair value of warrants issued	-	-	-	-	232,500	-	-	-	232,500
Fair value of beneficial conversion feature for convertible notes	-	-	-	-	275,889	-	-	-	275,889
Net Loss for quarter ended June 30, 2019	-	-	-	-	-	-	-	(2,907,721)	(2,907,721)
Balance, June 30, 2019	-	-	130,190,672	130,191	$30,315,369	$-	$-	$(30,613,267)	$(167,707)

	Preferred Stock		Common Stock		Additional Paid in	Common Stock to be	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Total
Balance, December 31, 2017	-	-	95,393,976	$95,394	$22,186,186	$842,500	$-	$(23,580,892)	$(456,812)
Common stock issued for service	-	-	1,000,000	1,000	99,000	-	-	-	100,000
Common stock issued to officers	-	-	-	-	-	-	-	-	-
Common stock issued to investors			5,230,000	5,230	814,270	(817,500)	-	-	2,000
Common stock cancelled	-	-	-	-	-	-	-	-	-
Fair value of warrants issued	-	-	-	-	2,449,800	-	-	-	2,449,800
Fair value of beneficial conversion feature for convertible notes	-	-	-	-	-	-	-	-	-
Net Loss for quarter ended June 30, 2018	-	-	-	-	-	-	-	(2,156,480)	(2,156,480)
Balance, June 30, 2018	-	-	101,623,976	101,624	$25,549,256	$25,000	$-	$(25,737,372)	$(61,492)

The accompanying notes are an integral part of these financial statements.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flow from operating activities:
Net Income (Loss)	$(2,907,722)	$(2,667,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock based compensation	1,568,833	2,549,800
Changes in operating assets and liabilities:
Accounts receivable	(5,501)	69,299
Prepaids	(35,596)	6,941
Accounts payable and accrued expenses	94,542	-
Net cash used in operating activities	(1,285,443)	(41,654)

Cash flows used in investing activities:	-	-

Cash flows from financing activities:
Proceeds from the sale of common stock	487,500	-
Proceeds from issuance of convertible note payable	425,000	-
Non cash warrant expense from convertible note	232,500	-
Stock Receivable	-	2,000
Stock Payable	(25,000)	-
Net cash provided by financing activities	1,120,000	2,000

Net increase / decrease in cash	(165,443)	(39,654)
Cash at beginning of period	195,051	53,721
Cash at end of period	$29,608	$14,067

Supplemental Disclosures:
Cash paid during the year for:
Interest	$-	-
Income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Warrants issued for services	$-	$2,449,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2019

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

On January 29, 2016, the Company, as the seller (the “Seller”), completed a business combination/merger agreement (the “Agreement”) with the buyer, Life Marketing, Inc., a Colorado corporation (the “Buyer”), its subsidiaries and holdings and all of the Buyer’s securities holders. The Company acted through Robert Stevens, the court-appointed receiver and White Tiger Partners, LLC, the Company’s judgment creditor. The Agreement provided that the then current owners of the private company, Life Marketing, Inc., become the majority shareholders, pursuant to which an aggregate of 119,473,334 common stock shares were issued to the Company’s officers, composed of 59,736,667 shares each to the Company’s Chief Executive Officer, Kenneth Tapp, and Andrew Rodosevich, the Company’s then-Chief Financial Officer. Pursuant to the terms of the Agreement and related corporate actions in the Company’s domicile, Nevada:

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the six months ended June 30, 2019.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service.

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No impairment of long-lived assets was required for the six months ended 2019 and the year ended December 31, 2018.

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

The Company generates revenues through four primary sources: 1) licensing agreements from which the Company receives an annual license fee or a percentage of net profits; 2) online advertising with priced based on the CPC (cost per click) and CPM (cost per 1000 ad impressions); 3) premium monthly digital marketing subscriptions, which provide business director and online review management for monthly subscriptions; and 4) an invitational forum that unites publicly-traded cannabis companies led by seasoned executives with next level, high net worth investors.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of June 30, 2019, the Company has not established a liability for uncertain tax positions.

Research and Development Costs

The Company spent zero dollars on research and development as of June 30, 2019 and during the year ended December 31, 2018.

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options. No dilutive potential common shares were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of June 30, 2019 and December 31, 2018, the Company had no outstanding options and had outstanding warrants of 16,300,020 for year ended 2018 and 17,594,873 as of June 30, 2019, which were excluded from the computation of net loss per share because they are anti-dilutive.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of June 30, 2019 and December 31, 2018.

Concentrations

During the quarter ended June 30, 2019, the Company had a single vendor that accounted for 4.5% of all expenses, and 9.3% of all expenses during the same period in the prior year.

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

NOTE 3 – GOING CONCERN

The Company’s unaudited financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company had an accumulated deficit of $30,613,266 at June 30, 2019, had a net loss of $2,907,772, and used net cash of $1,285,433 in operating activities for the six months ended June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon it generating profitable operations in the future and/or obtaining the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next six months with existing cash on hand and public issuance of common stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that the Company will succeed in its future operations. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – RELATED PARTY TRANSACTIONS

Other than as disclosed below, there has been no transaction, since January 1, 2019, or currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $5,000, being the lesser of $120,000 or one percent of our total assets at June 30, 2019, and in which any of the following persons had or will have a direct or indirect material interest:

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

On January 3, 2019, we completed an employment agreement with George Jage, President of MjLink, providing that effective on the 91st day after the execution of the agreement and subject to the approval of our Board of Directors, George Jage will be granted the equivalent in shares equal to 2.5% of the outstanding shares of MjLink, which shares will vest on a monthly basis after 90 days of employment in equal parts in months 4 through 12. Additionally, the agreement provides George Jage with the opportunity to earn an additional 2.5% of MjLink’s equity during the first year of his employment based on whether he meets certain performance goals. All stock issuances to Mr. Jage are subject to applicable holdings periods and volume limitations under Securities Act Rule 144. If Mr. Jage resigns as MjLink’s President during the first 24 months of the employment agreement, all stock previously issued to him are required to be returned to MjLink’s treasury. On June 26, 2019, George Jage resigned as our Director and as the President of MjLink. No stock was provided to Georg Jage during his six months employment; accordingly, none were required to be returned.

On February 6, 2019, we authorized an additional 500,000 restricted common stock shares to Mark DiSiena, our Chief Financial Officer valued at $50,000. The shares were issued during the three months ended March 31, 2019.

We have software license agreements with Real Estate Social Network, Inc. and Sports Social Network, which provides that these licensees pay us a license fee of $125,000 per year for a period of two years and thereafter receive a 20% percentage of profits. Our Chief Executive Office, Kenneth Tapp, owns 45.9% of our outstanding shares and is also the Chief Technology Officer of Real Estate Social Network and Sports Social Network and owns approximately 40% each of those entities through LVC Consulting, LLC, of which he is the sole member. Our prior Chief Financial Officer, Andrew Rodosevich, owns 11.3% of our outstanding shares, is a Managing Member of Real Estate Social Network and Sports Social Network and owns approximately 10% of those entities through Rodosevich Investments, LLC, of which Andrew Rodosevich is the sole member. As of June 30, 2019, we had revenues of $25,000 in social network platform licensing revenues, which constituted 15.8% of our total revenues and were derived solely from the only 2 licensees we have agreements with, the Real Estate Social Network and Sports Social Network, which revenues are related party revenues.

As of June 30, 2019, LVC Consulting invoiced us $20,000 for upgrades required in the second quarter 2019 for platform code updates, mobile app updates, and quality testing, which constituted 1.5% and 0.7% of our total expenses for the three months and six months ended June 30, 2019, respectively.

The Chief Executive Officers of Real Estate Social Network and Sports Social Network negotiated the pricing for the licensing agreements using a “Royalty Flex-Rate” method per network end-user. Our Chief Executive Officer and prior Chief Financial Officer represented us in the negotiations with Real Estate Social Network and Sports Social Network in our negotiations involving the license agreements. This type of licensing is the standard when licensing intellectual property per users. The rates were determined by existing users in the Sports Social Network, and future predicted users in the Real Estate Social Network. We researched competing Social Network licensing platforms for pricing and features, and determined that the most similar to our Network Platform was SocialShared.com (https://www.socialshared.com/plans.html), which currently provides the United States Tennis Association with their own social network (Setteo.com) for $2.25 per month per end-user, and a competitor to the Sports Social Network, Inc. website, RacketStar.com

Our related party revenue for Fiscal Year 2019 was $25,000 or 15.8% of gross revenue.

On October 19, 2018, we granted 3,000,000 shares of common stock to Electrum Partners, LLC for a total value of $360,000. Our Director, Leslie Bocksor, is the President/Founder of Electrum Partners.

Our Directors, Leslie Bocskor and Vincent (Tripp) Keber, directly or indirectly, have earned cash compensations of $30,000 and $120,000, respectively, during the six months ended June 30, 2019; and $25,000 and $80,000, respectively during fiscal year 2018, for consulting services rendered to us.

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

On July 18, 2016, we executed a Note Payable with Andrew Rodosevich, the Company’s Chief Financial Officer, for $26,400 to pay for public company expenses. The note is unsecured, non-interest bearing and due December 31, 2019. As of December 31, 2018, the note has been fully paid.

On September 1, 2016, we executed a Note Payable with Like RE, Inc. for $53,000. Kenneth Tapp, our Chief Executive Officer, is also an officer with Like RE, Inc. The note is unsecured, non-interest bearing and due December 31, 2018. As of December 31, 2018, the note has been fully paid.

NOTE 5 – SALES RETURNS

For the period ended June 30, 2019, the Company did not issue any credit memos.

NOTE 6 – STOCK WARRANTS

During the six months ended June 30, 2019 and the years ended December 31, 2018, 2017, and 2016, the Company granted 1,295,853, zero, 9,900,020, and 6,400,000 warrants, respectively, to various third parties. Each warrant entitles the holder to one common stock share at an exercise price ranging from five to twenty cents, with a weighted average price of six cents. The term of the warrants has a range from 3 to 5 years from the initial exercise date. The warrants will be expensed as they become exercisable beginning January 1, 2018 through April 11, 2024. During the six months ended June 30, 2019, 1,295,853 additional warrants vested, which respective warrants are currently 100% vested as of June 30, 2019. The aggregate fair value of the warrants totaled $3,862,301 based on the Black-Scholes-Merton pricing model using the following estimates: exercise price ranging from $0.05 to $0.20, stock prices ranging from $0.08 to $0.65, risk free rates ranging from 1.77% - 2.72%, volatility ranging from 404% to 562%, and expected life of the warrants ranging from 3 to 5 years.

A summary of the status of the outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2016	6,400,000	$0.05		$-
Issued	9,900,020	$0.05		$-
Exercised	-	$-		$-
Expired	-	$-		$-
Outstanding, December 31, 2017	16,300,020	$0.05		$-

Exercisable, December 31, 2017	8,100,000	$0.05	$
Issued	-			$-
Exercised	-	$-		$-
Expired	-			$-
Outstanding, December 31, 2018	16,300,020	$.05		$-

Exercisable, December 31, 2018	16,300,020	$0.05		$-
Issued	1,295,853	0.18		-
Exercised	-	-		-
Expired	-	-		-
Outstanding, June 30, 2019	17,594,873	$0.06		$-

Exercisable, June 30, 2019	16,494,873	$0.06		$0.28

Range of Exercise Prices	Number Outstanding 6/30/2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.05 to 0.20	17,594,873	3.79 years	$0.06

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

On January 3, 2019, the Company completed an employment agreement with George Jage, President of MjLink, providing that effective on the 91st day after he executed the agreement (the “Grant Date”) and subject to the approval of the Company’s Board of Directors, George Jage will be granted the equivalent in shares to equal 2.5% of the outstanding shares of MjLink that will vest on a monthly basis after 90 days of employment in equal parts in months 4 through 12. Additionally, the agreement provides George Jage with the opportunity to earn an additional 2.5% of MjLink’s equity during the first year of his employment based on whether he meets certain performance goals. All stock issuances to Mr. Jage are subject to applicable holdings periods and volume limitations under Securities Act Rule 144. If Mr. Jage resigns as MjLink’s President during the first 24 months of the employment agreement, all stock previously issued to him are required to be returned to MjLink’s treasury. On June 26, 2019, George Jage resigned as our Director and as the President of MjLink. No stock was provided to him during his six months tenure and accordingly none were required to be returned.

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

From January 1, 2019 thru March 31, 2019, the Company entered into subscription agreements with 9 accredited investors. The Company sold 5,725,000 common stock shares to the accredited investors, of which 1,200,000 common stock shares were sold at $0.05 per share for total gross proceeds of $60,000, and 4,025,000 common stock shares were sold at $0.10 per share for total gross proceeds of $402,500; as of March 31, 2019, the Company received $382,500 out of the $462,500, with $80,000 remaining to be paid. Subsequently, by April 17, 2019, the outstanding $80,000 was delivered to our accounts. Accordingly, 3,700,000 of the 5,725,000 shares were issued by March 31, 2019, 1,625,000 were issued by June 30, 2019, and 400,000 remaining shares will be issued during the three months ended September 30, 2019.

On April 2, 2019, the Company issued 500,000 common stock shares to an employee. The shares are valued at $0.19, the closing stock price on the date of grant, for total non-cash expense of $95,000. The shares will be issued during the three months ended September 30, 2019.

On April 11, 2019, we completed a Common Stock Purchase Agreement and other related documents with a funding group to generate $750,000 in additional available resources, earmarking the proceeds of $750,000 for our wholly-owned subsidiary, MjLink. In connection with this agreement, we issued 300,000 common stock shares to a non-profit affiliate of the funding group. On April 20, 2019, the Board of Directors has determined not to deliver any purchase notices to this funding group going forward, setting forth the purchase notice common shares that we would have otherwise required the funding group to purchase.

On April 11, 2019, we completed a Standby Equity Commitment Agreement (SECA) and other related documents with an investor group to generate $3 million in additional available cash resources with the Investor committed to purchase up to three million of our common stock from time-to-time over the course of 36 months with reselling limitations. In connection therewith, we have issued 882,353 common stock shares plus 882,353 common stock warrants and reserved 16,900,000 restricted common shares for conversion. The 882,353 common stock shares will be issued during the three months ended September 30, 2019.

On May 9, 2019, the Company issued 2,850,000 common stock shares to three professionals for their services. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $285,000. The shares were issued during the three months ended June 30, 2019.

NOTE 8 – CONVERTIBLE NOTES

The Company has the following convertible notes payable as of June 30, 2019 and December 31, 2018:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2019	Balance at December 31, 2018

Note payable (A)	April 11, 2019	November 10, 2019	7%	$100,000	$100,000	-
Note payable (B)	April 11, 2019	April 10, 2022	10%	$75,000	-	-
Note payable (C)	May 20, 2019	December 19, 2019	10%	$240,000	80,000	-
Note payable (D)	June 7, 2019	June 6, 2020	12%	$110,000	110,000	-
Note payable (E)	June 14, 2019	March 13, 2020	12%	$135,000	135,000	-
Total notes payable					425,000	-
Note discount from beneficial conversion feature					(275,889)	-

Total notes payable, net of note discount					$149,111	-

(A)	On April 11, 2019, we completed a 7-month term original issue discount convertible note and other related documents with an unaffiliated third-party funding group to generate $110,000 in additional available cash resources with a payback provision due on November 10, 2019 of $121,000 after an original issue discount of $11,000. In connection therewith, we have issued 150,000 common stock shares, 412,500 common stock warrants, and reserved 1,000,000 restricted common shares for conversion. The shares were issued during the three months ended June 30, 2019. The conversion price is fixed at $0.15. Pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $13,333 at the date of issuance when the stock price was at $0.17 per share.

(B)	On April 15, 2019, we completed convertible debenture at zero interest and other related documents with an unaffiliated third-party funding group to generate $375,000 in additional available cash resources, funds to be released over the 90 days following execution of the agreement of $67,500, $90,000, and $180,000 resources with a payback provision of $75,000, 100,000, and 200,000, respectively, over 36 months. In connection therewith, we issued 300,000 common stock warrants, and 20,192,307 restricted common shares as reserve for conversion. The note was unsecured and did not bear interest; however, the implied interest was determined to be 10% over 36 months since the note was issued at a 10% discount. Subsequently, on June 26, 2019 we nullified our agreement and other related documents with this funding group after the initial disbursement of $67,500. We refunded the initial tranche of $67,500, a 10% redemption fee of the principle amount of $7,500, and other additional administrative fees of $30,000, which totaled $105,000. In exchange, the 300,000 common stock warrants were not issued and the reserved common shares were refunded by out transfer agent.

(C)	On May 20, 2019, we completed a 7-month fixed convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $240,000, which will be distributed in three equal monthly tranches, in additional available cash resources with a payback provision of $84,000 due on December 19, 2019, January 19, 2020, and February 19, 2020, totaling of $252,00 after an original issue discount totaling $12,000. In connection therewith, we have issued 50,000 common stock shares for two tranches with another 25,000 common stock shares to be issued with the third tranche, and we have reserved 8,000,000 restricted common shares for conversion. The shares will be issued during the three months ended September 30, 2019. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. We determined that because the conversion price is variable and unknown, we could not determine if we had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $130,633 at the date of issuance when the stock price was at $0.12 per share.

(D)	On June 7, 2019, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $110,000 in additional available cash resources with a payback provision due on June 6, 2020 of $121,000 after an original issue discount of $11,000. In connection with the note, we have reserved 14,400,000 restricted common shares as reserve for conversion. The conversion price 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. We determined that because the conversion price is variable and unknown, we could not determine if we had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $59,231 at the date of issuance when the stock price was at $0.11 per share.

(E)	On June 14, 2019, we completed a 9-month senior convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $135,000 in additional available cash resources with a payback provision due on March 12, 2020 of $150,000 after an original issue discount of $15,000. In connection with the note, we have issued 100,000 common stock shares and we have reserved 15,000,000 restricted common shares as reserve for conversion. The shares will be issued during the three months ended September 30, 2019. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. We determined that because the conversion price is variable unknown, we could not determine if we had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $72,692 at the date of issuance when the stock price was at $0.11 per share.

NOTE 9 – SUBSEQUENT EVENTS

Common Stock

none

Convertible Note Payable

none

Board of Director, Chief Financial Officer, and Board Appointments

No subsequent changes after June 30, 2019.

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

In their report dated March 15, 2019, our independent registered public accounting firm, B F Borgers CPA PC, stated that our financial statements for our fiscal year ended December 31, 2018 have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $30,613,266 at June 30, 2019, had a net loss of $2,907,772 and used net cash of $1,285,443 in operating activities for the six months ended June 30, 2019 (the net loss and accumulated deficit consist of $1,568,833 of non-cash stock-based compensation expense and $232,000 of new non-cash warrant expense). These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next six months with existing cash on hand and public issuance of common stock. Although we may be successful in obtaining financing and/or generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such funding will be achieved at a sufficient level or that we will succeed in our future operations.

If our Social Networking Platform technology becomes obsolete, our ability to license our Platform and generate revenue from it will be negatively impacted.

If our Platform technology becomes obsolete, our results of operations will be adversely affected. The market in which we compete is characterized by rapid technological change, evolving industry standards, new products/services introductions, and changes in customer demands that can render existing products/services obsolete and unmarketable. Our Platform will require continuous upgrading, or our technology will become obsolete, and our business operations will be curtailed or terminate.

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

We are highly dependent on our management team consisting of Kenneth Tapp, our Chief Executive Officer/Chief Technology Officer and Mark DiSiena, our Chief Financial Officer. We do not carry “key-man” life insurance on our officers. If we lose the services of one or more of our officers and are unable to replace them with equally competent officers, our business may be negatively impacted.

We expect to incur substantial expenses to meet our reporting obligations as a public company.

We estimate annual costs of approximately $50,000 to maintain the proper management and financial controls for our filings required as a public reporting company, funds that would otherwise be spent for our business operations. Our public reporting costs may increase over time, which will increase our expenses and may decrease our potential profitability.

Should we lose our advertising or digital subscription or licensing or events revenues during any given period where any such revenue areas historically had represented the majority of our revenues, our financial condition will be negatively affected.

We have generated a majority of our revenue in 2016, 2017, and 2018 from advertising revenue, digital subscription services, and licensing revenues, respectively, and for the first six months ended 2019 we have generated a majority of our revenue from microcap events. The loss of the majority of our revenues in future periods will negatively affect our results of operations.

During our 2019 fiscal year and for the 6-months ended June 30, 2019, $25,000 or 15.8%, and December 31, 2018, $215,000 or 97.5%, respectively, of our total revenues were generated from related party revenue; there are conflicts of interest between our officers’ interests, who are also officers of our licensees, and our shareholders’ interests.

During our 2019 fiscal year ending June 30, 2019, $25,000 or 15.8%, and December 31, 2018, $215,000 or 97.5%, respectively, of our total revenues were derived from license fees we received from Real Estate Social Network and Sports Social Network, which revenues are related party revenues. We have a “software as a service” (SaaS) license agreement with Sports Social Network, which provides that Sports Social Network, Inc. pays a license fee of $125,000 per year for a period of two years and thereafter we receive twenty percent of their net profits from the sale of online advertising and collected E-Commerce fees on their niche sports social networks from every country around the world that they provide access to their websites and mobile apps that we provide through the licensing agreement.

We have a software as a service (SaaS) license agreement with Real Estate Social Network, which provides that Real Estate Social Network, Inc. pays a license fee, of which we receive twenty percentage of their net profits from the sale of online advertising and monthly digital subscription fees from residential real estate professionals using their LikeRE.com social network from every country around the world that they provide access to their website and mobile app that we provide through the licensing agreement. Both licensees have automatically renewing annual license agreements with us and their goal is to have millions of users on each of their social networks.

Our Chief Executive Office, Kenneth Tapp, owns 45.9% of our outstanding shares and is also the Chief Technology Officer of Real Estate Social Network. and the Chief Technology Officer of the Sports Social Network and owns approximately 40% each of those entities through LVC Consulting, LLC, of which he is the sole member. Our prior-Chief Financial Officer, Andrew Rodosevich, owns 11.3% of our outstanding shares and is a Managing Member of Real Estate Social Network and Sports Social Network and owns approximately 10% of those entities through Rodosevich Investments, LLC, of which Andrew Rodosevich is the sole member. Our related party revenues present conflicts of interests between our officers’ interests and our shareholders” interests, which may favor the interests of our officers and/or Real Estate Social Network and/or Sports Social Network over that of our shareholders.

The license fees we received from our related parties who are also our licensees, Sports Social Network and Real Estate Social Network, may be undervalued because the license agreements were negotiated between related parties.

Our Chief Executive Officer and Chief Financial Officer negotiated the license fee agreements with our related parties/licensees, Sports Social Network and Real Estate Social Network. Our Chief Executive Officer, Kenneth Tapp, owns 45.9% of our outstanding shares and is also the Chief Technology Officer of Real Estate Social Network and Sports Social Network and owns approximately 40% each of those entities through LVC Consulting, LLC, of which he is the only member. Our prior-Chief Financial Officer, Andrew Rodosevich, owns 11.3% of our outstanding shares and is a Managing Member of Real Estate Social Network and Sports Social Network and owns approximately 10% of those entities through Rodosevich Investments, LLC, of which Andrew Rodosevich is the sole member. As a result, there are potential conflicts of interest between our past/present officers and our shareholders’ interests. Additionally, because the license agreements were negotiated between related parties, the license granted to these related parties may have been undervalued, which may have otherwise resulted in a higher amount of license fees being paid by other licensees to us.

Our Chief Executive Officer has potential conflicts of interest because of his interests in entities with which we have license agreements.

Our Chief Executive Officer is also the Chief Technology Officer of our licensees, Real Estate Social Network and Sports Social Network, and owns approximately 40% of each such entity through a limited liability company, of which he is the sole member. We have a license agreement with Real Estate Social Network providing that they will pay us 20% of the net profits from all monthly member subscriptions and online advertising sales, paid annually, on the 31st day of January for the preceding year. We also have a license agreement with Sports Social Network providing that they will pay us $125,000 annually for the first two years of this agreement (a total of $250,000 for the first two years), and thereafter will receive 20% of the net profits from all online advertising sales and collected E-Commerce fees, paid monthly with the option to pay any outstanding licensing fees annually, and to be received by us no later than the 31st day of January for the preceding year. Our Chief Executive Officer owns 45.9% and of our outstanding shares. Accordingly, our Chief Executive Officer has potential conflicts of interest between his interests in Real Estate Social Network and Sports Social Network and our interests, which may result in them favoring the interests of those networks over our interests and that of our shareholders.

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

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this annual report, our executive officers and directors and their respective affiliates beneficially own over 75% of our outstanding voting stock, including our Chief Executive Officer who owns 49.5% of our voting securities. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We rely on various information technology systems, including our newly licensed NetSuite enterprise resource planning (ERP) system, that was implemented at the end of first quarter of Fiscal 2019 to manage our operations, which subjects us to inherent costs and risks associated with maintaining, upgrading, replacing and changing these systems, including impairment of our information technology, potential disruption of our internal control systems, substantial capital expenditures, demands on management time and other risks of delays or difficulties in upgrading, transitioning to new systems or of integrating new systems into our current systems.

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

We may have difficulty maintaining officer and director coverage or obtaining such coverage on favorable terms or financially be unable to obtain any such coverage, which may make it difficult for our attracting and retaining qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage or financially be unable to obtain such coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

RISKS RELATED TO CANNABIS/HEMP RELATED GOVERNMENT REGULATION

Our cannabis/hemp websites with respect to cannabis are dependent on state laws pertaining to the cannabis industry.

Our wholly-owned subsidiary, MJLink, has several websites in the cannabis/hemp area. As of the date of this quarterly report, there are 33 states and the District of Columbia that allow their citizens to use medical cannabis. Additionally, Alaska, California, Colorado, Oregon, Maine, Massachusetts, Michigan, Nevada, Vermont, Washington, and Washington DC have legalized cannabis for adult use at the state (or district) level. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors pertaining to lack of public or legislative support could slow or halt progress in this area. Further, progress in the cannabis industry is not assured.

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

The public trading market for our common stock on the OTCMarkets OTCQB tier, has reflected an uneven and inactive market. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may be unable to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, holders of our securities may not find purchasers for our securities should they attempt to sell their securities. Consequently, only investors having no need for liquidity in their investment should purchase our securities and who can hold our securities for an indefinite period.

We have authorized 100,000,000 Preferred Shares and 100,000,000 Class B Common Shares that may result in our officers having the ability to influence stockholder decisions.

The board of directors has the power to establish the dividend rates, liquidation preferences, and voting rights of any series of preferred stock, and these rights may be superior to the rights of holders of the Shares. The board of directors may also establish redemption and conversion terms and privileges with respect to any shares of preferred stock; as such, if we establish such terms and privileges to our preferred shares and we sell or issue preferred shares in future transactions to new investors such investors in subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock. Any such preferences may operate to the detriment of the rights of the holders of the Shares, and further, could be used by the board of directors as a device to prevent a change in control of the Registrant. Our Board of Directors has established the rights to Class B Common Shares, including that each Class B Common Stock Share shall have ten (10) votes on all matters presented to be voted by the holders of Common Stock. As such, such rights include additional voting power if Class B Common Stock shares are issued to our officers giving them control over a majority of our outstanding voting power, they would then have the power to control future stock-based acquisition transactions, to fund employee equity incentive programs, and give them the ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters

We expect to seek additional financing in order to provide working capital to our business. Our board of directors has the power to issue any or all of such authorized but unissued shares at any price they consider sufficient, without stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders

You will experience future dilution as a result of future equity offerings.

We may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. Although no assurances can be given that we will consummate new financing, in the event we do, or in the event we sell shares of common stock or other securities convertible into shares of our common stock in the future, additional and substantial dilution will occur. In addition, investors purchasing shares or other securities in the future could have rights superior to investors in prior offerings. Subsequent offerings at a lower price, often referred to as a “down round”, could result in additional dilution.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which would rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred securities in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our common stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return they may be able to achieve from an investment in our common stock.

Future sales and issuances of our capital stock, exercise of warrants outstanding or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

We may issue additional securities following the completion of this offering. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. Additionally, because we have 17,594,873 Warrants outstanding, which are exercisable for five cents to twenty cents per share with a warrant exercise period of 3 years to 5 years, any material exercise of the Warrants will cause substantial dilution to your shares.

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

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanctions, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our common stock.

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

We have not yet finalized our internal controls policies and procedures over financial reporting.

We are in the process of developing and implementing more robust internal controls over financial reporting which is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if our management is unable to assert, when required, that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest, when required, to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources

The forward-looking statements contained herein report may prove incorrect.

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

We plan to conduct an IPO of MjLink on a Canadian, German, or US exchange in 2020.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $30,613,267 at June 30, 2019, had a net loss of $2,907,722 and used net cash of $1,285,443 in operating activities for the six months ended June 30, 2019. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next six months with existing cash on hand and the sale of our common stock. While the we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in its our future operations.

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

COMPARATIVE RESULTS FOR FISCAL YEARS

Results of Operations for the 3-month periods ended June 30, 2019 and 2018

Revenues

For the 3-month period ending June 30, 2019, we recognized revenue from our cannabis focused microcap event of $131,185 compared to zero dollars of revenue for the 3-month period ending June 30, 2018. The $131,185 increase is due to our launch of this new revenue stream in the second quarter of 2019, which did not exist at the comparative time last year.

During the current period we recognized revenue from licensing of zero dollars compared to $60,000 of revenue for the 3-month period ending June 30, 2018. The decrease is due to the ramp up in transactional usage of our platform in 2019 rather than relying on the minimum guarantee provided in first quarter 2018. Accordingly, our licensees have temporarily stalled use of our platform to reformulate their business models in the second quarter 2019.

During the current period we had advertising revenue of zero dollars compared to a negative revenue of $2,096 due to prior period refunds during the 3-month period ending June 30, 2018. The decrease in revenue is primarily attributable to eliminating our sales and marketing staff during the latter part of fiscal year 2018 and a refocus on rehiring starting in fiscal year 2019 to generate new revenue.

Cost of Revenue

Cost of revenue was $181,934 for the 3-month period ending June 30, 2019 compared to $1,283 for the 3-month period ending June 30, 2018, representing an increase of $180,651 or 14,080%. The $180,651 increase is primarily attributable to the launch of our microcap event in the second quarter 2019, which did not exist at the comparative time last year.

Operating Expenses

Cash-paid compensation expense increased by $338,879 or 599.2% to $395,437 for the 3-month period ending June 30, 2019 from $56,558 for the 3-month period ending June 30, 2018. The $338,879 increase is primarily attributable to increased employee headcount and adding additional consultants and professionals to meet company immediate growth strategies.

During the 3-month period ending June 30, 2019, we recognized $542,488 of non-cash stock-based compensation expense for employees, consultants, and professionals compared to 100,000 for the 3-month period ending June 30, 2018. The increase is primarily due to attract and retain highly compensated personnel.

During the 3-month period ending June 30, 2019, we recognized $232,500 of non-cash stock-based expense for warrants compared to $770,300 that became exercisable for the 3-month period ending June 30, 2018. The decrease is unrelated and primarily due to all the warrants having been issued in fiscal years 2016 through 2017, which warrants had vested and were 100% expensed during fiscal years 2017 and 2018. The $232,500 warrant expense is in connection with the execution of short term convertible notes with proceeds predominantly used to launch our new cannabis-focused microcap events.

Sales and marketing expense increased $9,044 or 32.2% to $37,115 for the 3-month period ending June 30, 2019 from $28,072 for the 3-month period ending June 30, 2018. The $9,044 increase is primarily attributable to increased cost to invigorate our brand and to stimulate maximum revenue with the launch of our new cannabis-focused microcap events.

General and administrative expense increased by $57,558 or 93.0% to $119,418 for the 3-month period ending June 30, 2019 from $61,859 for the 3-month period ending June 30, 2018. The increase is primarily attributable to travel costs, technology fees, ramp up in our new cannabis-focused microcap events, and related investor relations expenses.

Other expense

During the 3-months ended June 30, 2019, we incurred $42,524 of other expenses related to the $37,500 June 26, 2019 termination fee from our execution of the April 15, 2019 convertible debenture and interest expense related to our convertible notes and $5,024 of accrued interest expenses, both of which did not exist during the comparative time last year.

Net Loss

Our net loss for the for the 3-month period ending June 30, 2019 was $1,420,231 compared to a net loss of $960,168 for the 3-month period ending June 30, 2018. The $460,063 increase in net loss is a direct result of cost and expenses to ramp up in our new cannabis-focused microcap events, increased employee headcount, and adding additional consultants and professionals to meet company forecasted growth strategies.

Results of Operations for the 6-month periods ended June 30, 2019 and 2018

Revenues

For the 6-month period ending June 30, 2019, we recognized revenue from our cannabis focused microcap event of $131,185 compared to zero dollars of revenue for the 6-month period ending June 30, 2018. The increase is because we launched this new revenue stream in the second quarter of 2019, which did not exist at the comparative time last year.

During the current period we recognized revenue from licensing of $25,000 compared to $125,000 of revenue for the 6-month period ending June 30, 2018. The $100,000 decrease is due to the ramp up in transactional usage of our platform in 2019 rather than relying on the minimum guarantee provided in first quarter 2018. Accordingly, our licensees have temporarily stalled use of our platform to reformulate their business models in the second quarter 2019.

During the current period we had advertising revenue of $2,500 compared to $5,592 for the 6-month period ending June 30, 2018. The decrease in revenue is primarily attributable to eliminating our sales and marketing staff during the latter part of fiscal year 2018 and a refocus on rehiring starting in fiscal year 2019 to generate new revenue.

Cost of Revenue

Cost of revenue was $183,466 for the 6-month period ending June 30, 2019 compared to $2,674 for the 6-month period ending June 30, 2018, representing an increase of $180,792 or 6,761%. The $180,792 increase is primarily attributable to the launch of our microcap event in second quarter 2019, which did not exist at the comparative time last year.

Operating Expenses

Cash-paid compensation expense increased by $586,290 or 533.8% to $696,115 for the 6-month period ending June 30, 2019 from $109,825 for the 6-month period ending June 30, 2018. The $586,290 increase is primarily attributable to increased employee headcount and adding additional consultants and professionals to meet our immediate growth strategies.

During the 6-month period ending June 30, 2019, we recognized $1,568,833 of non-cash stock-based compensation expense for employees, consultants, and professionals compared to 100,000 for the 6-month period ending June 30, 2018. The increase is primarily due to attract and retain highly compensated personnel.

During the 6-month period ending June 30, 2019, we recognized $232,500 of non-cash stock-based expense for warrants compared to $2,446,800 that became exercisable for the 6-month period ending June 30, 2018. The decrease is unrelated and primarily due to that all the warrants being issued in fiscal years 2016 through 2017 had vested and were 100% expensed during fiscal years 2017 and 2018. The $232,500 warrant expense is in connection with the execution of short-term convertible notes with proceeds predominantly used to launch our new cannabis-focused microcap events.

Sales and marketing expense increased $64,380 or 145.4% to $108,655 for the 6-month period ending June 30, 2019 from $44,275 for the 3-month period ending June 30, 2018. The $64,380 increase is primarily attributable to increased cost to invigorate our brand and to stimulate maximum revenue with the launch of our new cannabis-focused microcap events.

General and administrative expense increased by $142,602 or 155.5% to $234,314 for the 6-month period ending June 30, 2019 from $91,712 for the 6-month period ending June 30, 2018. The increase is primarily attributable to travel costs, technology fees, ramp up in our new cannabis-focused microcap event, and related investor relations expenses.

Other expense

During the 6-months ended June 30, 2019, we incurred $42,524 of other expenses related to $37,500 June 26, 2019 termination fee from our execution of the April 15, 2019 convertible debenture and interest expense related to our convertible notes and $5,024 of accrued interest expenses, both of which did not exist during the comparative time last year.

Net Loss

Our net loss for the for the 6-month period ending June 30, 2019 was $2,907,721 compared to a net loss of $2,667,694 for the 6-month period ending June 30, 2018. The $240,027 increase in net loss is a direct result of cost and expenses to ramp up in our new cannabis-focused microcap events, increased employee headcount, and adding additional consultants and professionals to meet company forecasted growth strategies.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the 6-month period ending June 30, 2019, net cash outflows used in operating activities was $1,285,443 compared to net outflows of $41,655 for the 6-month period ending June 30, 2018.

Cash Flows from Financing Activities

For the 6-month period ending June 30, 2019, net cash flows used in financing activities was $1,120,000 compared to $2,000 for the 6-month period ended June 30, 2018.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 3, 2019, we completed an employment agreement with George Jage, the President of MjLink, providing that effective on the 91st day after the agreement was executed (the “Grant Date”) and subject to the approval of the our Board of Directors, George Jage will be granted the equivalent in shares to equal 2.5% of the outstanding shares of MjLink that will vest on a monthly basis after 90 days of employment in equal parts in months 4 through 12. Additionally, the agreement provides George Jage with the opportunity to earn an additional 2.5% of MjLink’s equity during the first year of his contract based on whether he meets certain performance goals. All stock issuances to Mr. Jage are subject to applicable holdings periods and volume limitations under Securities Act Rule 144. If Mr. Jage resigns as MjLink’s President during the first 24 months of the employment agreement, all shares of stock previously issued to him are required to be returned to MjLink’s treasury. On June 26, 2019, George Jage resigned as our Director and as the President of MjLink. No stock was provided to him during his six months tenure and accordingly none were required to be returned.

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

Date: July 30, 2019

SOCIAL LIFE NETWORK, INC.

By:	/s/ Ken Tapp
Ken Tapp
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Mark DiSiena
Mark DiSiena
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

