Form 10-Q
period 2019-09-30
Social Life Network, Inc.
filed 2019-11-14
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The Company has 141,092,858 common stock shares outstanding as of November 14, 2019.

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

SOCIAL LIFE NETWORK, INC.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$17,038	$195,051
Accounts receivable	27,096	2,096
Prepaid Expenses	54,760	3,144
Total Assets	$98,894	$200,291

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$25,677	$-
Loans payable – related party	70,000	-
Accrued Expenses	16,450	-
Deferred Revenue	24,292	-
Convertible Notes Payable	677,151
Convertible Notes Discount – Beneficial Conversion Feature	-
Total Current Liabilities	813,570	-
Long Term Debt	-	-
Total Liabilities	$813,570	$-

Stockholders’ Equity (Deficit):
Common Stock par value $0.001, 500,000,000 shares authorized, 134,742,858 and 108,823,986 shares issued and outstanding, respectively	134,640	117,817
Additional paid in capital	30,534,280	27,763,020
Common Stock to be issued	-	25,000
Common Stock Receivable	-	-
Preferred Stock par value $0.00, 5,000,000 Class B shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Accumulated deficit	(31,383,596)	(27,705,546)
Total Stockholders’ Equity (Deficit)	(714,676)	200,291
Total Liabilities and Stockholders’ Equity	$98,894	$200,291

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Digital marketing revenue	$18,000	$-	$73,200	$-
Advertising revenue	-	-	2,500	5,592
Licensing revenue	-	90,000	25,000	215,000
Event revenue	-	-	75,985	-
Digital subscriptions revenue	208		208	-
Total revenue	18,208	90.000	176,893	220,592
Costs of goods sold	1,283	1,283	184,748	3,956
Gross margin	16,925	88,717	(7,855)	216,636

Operating Expenses:
Compensation expense	206,958	196,173	903,073	305,998
Non-cash stock expense	65,250	-	1,866,583	2,549,800
Sales and marketing	7,624	23,277	116,279	67,552
General and administrative	55,795	243,455	290,109	335,167
Total operating expenses	335,627	462,905	3,176,044	3,258,517

Income (Loss) from operations	(318,702)	(374,188)	(3,183,899)	(3,041,881)

Other Expenses:
Interest expense	447,228	-	452,251	-
Other non-operating expenses	4,400	-	41,900
Total other expenses	451,628	-	494,151	-

Net Income (Loss)	$(770,329)	$(374,188)	$(3,678,050)	$(3,041,881)

Income (loss) per share
Basic	(0.00)	(0.00)	(0.03)	(0.03)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Weighted average shares outstanding:
Basic	134,742,858	108,823,986	134,742,858	108,823,986
Diluted	246,044,303	125,124,006	246,044,303	125,124,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid	Common Stock to be	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Issued	Receivable	Deficit	Total
Balance, December 31, 2018	-	-	117,817,319	$117,817	$27,763,020	$25,000	$-	$(27,705,546)	$200,291
Common stock issued for service	-	-	1,550,000	1,550	989,795	-	-	-	991,345
Common stock issued to officers	-	-	500,000	500	49,500	-	-	-	50,000
Common stock issued to investors			14,773,363	14,773	1,009,865	(25,000)		-	999,638
Common stock cancelled	-	-	-	-	-	-	-	-	-
Fair value of warrants issued	-	-	-	-	292,500	-	-	-	292,500
Fair value of beneficial conversion feature for convertible notes	-	-	-	-	429,600	-	-	-	429,598
Net Loss for quarter ended Sept 30, 2019	-	-	-	-	-	-	-	(3,678,050)	(3,678,050)
Balance, Sept 30, 2019	-	-	134,640,682	134,640	$30,534,280	$-	$-	$(31,383,596)	$(714,676)

	Preferred Stock		Common Stock		Additional Paid in	Common Stock to be	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Total
Balance, December 31, 2017	-	-	95,393,976	$95,394	$22,186,186	$842,500	$-	$(23,580,892)	$(456,812)
Common stock issued for service	-	-	2,200,000	2,200	501,254	-	-	-	503,454
Common stock issued to officers	-	-	3,000,000	3,000	223,500	-	-	-	226,500
Common stock issued to investors			5,230,001	5,230	814,270	(817,500)	-	-	2,000
Common stock cancelled	-	-	-	-	-	-	-	-	-
Fair value of warrants issued	-	-	-	-	2,449,800	-	-	-	2,449,800
Fair value of beneficial conversion feature for convertible notes	-	-	-	-	-	-	-	-	-
Net Loss for quarter ended Sept 30, 2018	-	-	-	-	-	-	-	(2,530,668)	(2,530,668)
Balance, Sept 30, 2018	-	-	105,823,986	105,824	$26,175,010	$25,000	$-	$(26,111,560)	$194,274

The accompanying notes are an integral part of these financial statements.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities:
Net Income (Loss)	$(3,678,050)	$(3,041,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock based compensation	1,574,083	100,000
Changes in operating assets and liabilities:
Accounts receivable	(25,000)	69,253
Prepaids	(51,616)	6,941
Accounts payable and accrued expenses	66,419	-
Non cash interest expense related to amortization of beneficial conversion feature of convertible note payable	429,600	-
Net cash used in operating activities	(1,684,564)	(2,865,687)

Cash flows used in investing activities:	-	-

Cash flows from financing activities:
Loan from related parties	70,000	(54,400)
Proceeds from the sale of common stock	466,900	630,000
Proceeds from issuance of convertible note payable	677,151	-
Non cash warrant expense from convertible note	292,500	2,449,800
Stock Receivable	-	2,000
Stock Payable	-	-
Net cash provided by financing activities	1,506,551	3,027,400

Net increase / decrease in cash	(178,013)	161,713
Cash at beginning of period	195,051	53,721
Cash at end of period	$17,038	$215,434

Supplemental Disclosures:
Cash paid during the year for:
Interest	$22,651	-
Income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Warrants issued for services	$-	$-
Interest related to amortization of beneficial conversion feature	$429,600

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2019

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Social Life Network, Inc. is a technology company (the “Company”) that has created a Social Network Platform (hereafter referred to as the “Platform”) that incorporates artificial intelligence and blockchain technology. Since the launch of the company in January of 2013, it has deployed multiple social networks in niche industries that service the millions of business professionals and consumers in many sports verticals, the residential real estate industry, and the emerging legal global cannabis industry. As of September 30th, 2019, the platform has a total of 2.07 million monthly active user (MAU) sessions, across all of its serviced niche industries. MjLink.com, Inc (hereafter referred to as “MjLink”), is a wholly-owned subsidiary of the Company. MjLink was incorporated in Delaware on September 20, 2018, after operating as the cannabis division of the Company from January 2013 through the incorporation date. As of September 2019, MjLink operates four separate niche social networks in the global legal cannabis industry, servicing the marijuana business professionals, industrial hemp business professionals and their consumers, marijuana consumers and caregivers, and the cannabis industry financial markets. In June of 2019, MjLink launched a financial markets conference, Micro Capital Conference, that unites private and publicly traded cannabis companies led by seasoned executives with high net worth investors. MjMicro Conference is held multiple times throughout the year and is complemented 365 days a year by a new online investor network, MjInvest.com, that was launched by MjLink in Q3 of 2019.

The Company’s history began with its incorporation in California on August 30, 1985 under the name, C J Industries, Inc. On February 24, 2004, the Company merged with Calvert Corporation, a Nevada Corporation, changed its name to Sew Cal Logo, Inc., and moved its domicile to Nevada.

In June 2014, the Company was placed into receivership in Nevada’s 8th Judicial District (White Tiger Partners, LLC et al v. Sew Cal Logo, Inc.et al, Case No A-14-697251-C) (Dept. No.: XIII) (the “Receivership”).

On January 29, 2016, the Company, as the seller (the “Seller”), completed a business combination/merger agreement (the “Agreement”) with the buyer, Life Marketing, Inc., a Colorado corporation (the “Buyer”), its subsidiaries and holdings, and all of the Buyer’s securities holders. The Company, as the Seller, acted through Robert Stevens, the court-appointed receiver and White Tiger Partners, LLC, the Company’s judgment creditor. The Agreement provided that the then current owners of the private company, Life Marketing, Inc., become the majority shareholders, pursuant to which an aggregate of 119,473,334 common stock shares were issued to the Company’s officers, composed of 59,736,667 shares each to the Company’s Chief Executive Officer, Kenneth Tapp, and Andrew Rodosevich, the Company’s then-Chief Financial Officer. Pursuant to the terms of the Agreement and related corporate actions in the Company’s domicile, Nevada:

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

On June 6, 2016, the Court issued an order in the Receivership pursuant to Section 3(a) (10) of the Securities Act of 1933, as amended (the “Securities Act”), ratifying the above actions, and the receiver was discharged on June 7, 2016.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Social Life Network, Inc. and its wholly owned subsidiary, MjLink.com, Inc. All intercompany transactions and balances have been eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the nine months ended September 30, 2019.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives of approximately five years once the individual assets are placed in service.

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No impairment of long-lived assets was required for the nine months ended 2019 and the year ended December 31, 2018.

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

The Company generates revenues through four primary sources: 1) licensing agreements from which the Company receives an annual license fee or a percentage of net profits; 2) online advertising with priced based on the CPC (cost per click) and CPM (cost per 1000 ad impressions); 3) premium monthly digital marketing subscriptions, which provide business director and online review management for monthly subscriptions; 4) subscription to an online platform for both public and private cannabis companies to present in a live virtual conference; and 5) an invitational forum that unites publicly-traded cannabis companies led by seasoned executives with next level, high net worth investors.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of September 30, 2019, the Company has not established a liability for uncertain tax positions.

Research and Development Costs

The Company spent zero dollars on research and development as of September 30, 2019 and during the year ended December 31, 2018.

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options. No dilutive potential common shares were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of September 30, 2019 and December 31, 2018, the Company had no outstanding options and had outstanding warrants of 16,300,020 for year ended 2018 and 9,094,853 as of September 30, 2019, which were excluded from the computation of net loss per share because they are anti-dilutive.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of September 30, 2019 and December 31, 2018.

Concentrations

During the quarter ended September 30, 2019, the Company had a single vendor that accounted for 17.9% of all expenses, and 21.6% of all expenses during the same period in the prior year.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01 (ASU 2017-01) “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. The Company adopted ASU 2017-01 as of January 1, 2017 on a prospective basis and there was no material impact to our consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The Company’s unaudited financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. At September 30, 2019, the Company had an accumulated deficit of $31,383,596 had a net loss of $3,678,050, and used net cash of $1,684,564 in operating activities for the nine months ended September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon it generating profitable operations in the future and/or obtaining the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next nine months with existing cash then on hand, the sale of its equity securities on a private exempted basis, or possibly through a Regulation A Offering. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that the Company will succeed in its future operations. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – RELATED PARTY TRANSACTIONS

Other than as disclosed below, there has been no transaction, since January 1, 2019, or currently proposed transaction(s), in which the Company was or is to be a participant and the amount involved exceeds $5,000, being the lesser of $120,000 or one percent of our total assets at September 30, 2019, and in which any of the following persons had or will have a direct or indirect material interest:

(a)	any director or executive officer of our company;

(b)	any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities;

(c)	any person who acquired control of the Company when it was a shell company or any person that is part of a group, consisting of two or more persons that agreed to act together for the purpose of acquiring, holding, voting or disposing of our common stock, that acquired control of the Company when it was a shell company; and

(d)	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

On January 2, 2019, the Company completed an employment agreement with George Jage, President of MjLink, providing him with the ability to receive stock in the company. The agreement provides that if Mr. Jage resigns as MjLink’s President during the first 24 months of the employment agreement, all stock previously issued to him are required to be returned to MjLink’s treasury. On June 26, 2019, George Jage resigned from the Company, and no stock was issued to him.

On February 6, 2019, the Company authorized an additional 500,000 restricted common stock shares to Mark DiSiena, the Company’s Chief Financial Officer, valued at $50,000. The shares were issued during the three months ended March 31, 2019.

Our Chief Executive Officer is also the Chief Technology Officer of our licensees, Real Estate Social Network and Sports Social Network, and owns approximately 15% of each such entity through a limited liability company of which he is a member of. We have a license agreement with Real Estate Social Network providing that they will pay us 20% of the net profits from all monthly member subscriptions and online advertising sales, paid annually, on the 31st day of January for the preceding year. We also have a license agreement with Sports Social Network providing that they will pay us $125,000 annually for the first two years of this agreement (a total of $250,000 for the first two years), and thereafter will receive 20% of the net profits from all online advertising sales and collected E-Commerce fees, paid monthly with the option to pay any outstanding licensing fees annually, and to be received by us no later than the 31st day of January for the preceding year. Our Chief Executive Officer owns 44.4% of our outstanding shares.

As of September 30, 2019, LVC Consulting invoiced us zero dollars for upgrades required in the third quarter 2019 for platform code updates, mobile app updates, and quality testing, which constituted 0.0% and 0.5% of the Company’s total expenses for the three months and nine months ended September 30, 2019, respectively.

The Chief Executive Officers of Real Estate Social Network and Sports Social Network negotiated the pricing for the licensing agreements using a “Royalty Flex-Rate” method per network end-user. The Company’s Chief Executive Officer and prior Chief Financial Officer represented the Company in the negotiations with Real Estate Social Network and Sports Social Network regarding the license agreements. This type of licensing is the standard when licensing intellectual property per users. The rates were determined by existing users in the Sports Social Network, and future predicted users in the Real Estate Social Network. The Company researched competing Social Network licensing platforms for pricing and features, and determined that the most similar to the Company’s Network Platform was SocialShared.com (https://www.socialshared.com/plans.html.)

The Company’s related party revenue for Fiscal Year 2019 was $25,000 or 14.1% of gross revenue.

On October 19, 2018, the Company granted 3,000,000 shares of common stock to Electrum Partners, LLC for a total value of $360,000. The Company’s Director, Leslie Bocksor, is the President/Founder of Electrum Partners.

The Company’s Directors, Leslie Bocskor and Vincent (Tripp) Keber, directly or indirectly, have earned cash compensations of $45,000 and $160,000, respectively, during the nine months ended September 30, 2019; and $25,000 and $80,000, respectively during fiscal year 2018, for consulting services rendered to the Company.

On June 6, 2016, the Company issued 59,736,667 common stock shares to LVC Consulting, LLC. The shares are valued at $0.15, the closing stock price on the date of grant, for total non-cash expense of $8,960,500. The Managing Member of LVC Consulting is the Company’s Chief Executive Officer, Kenneth Tapp.

On June 6, 2016, the Company issued 59,736,667 common stock shares to Rodosevich Investments, LLC. The shares are valued at $0.15, the closing stock price on the date of grant, for total non-cash expense of $8,960,500. 50,000 of these shares were returned to the Company on December 7, 2017. On December 14, 2017, the Company issued 5,000,000 restricted common stock shares to Rodosevich Investments, LLC. The shares are valued at $0.13, the closing stock price on the date of grant, for total non-cash expense of $650,000. The Managing Member of Rodosevich Investments is the Company’s prior-Chief Financial Officer, Andrew Rodosevich.

On July 18, 2016, the Company executed a Note Payable with Andrew Rodosevich, the Company’s then Chief Financial Officer, for $26,400 to pay for public company expenses. The note is unsecured, non-interest bearing and due December 31, 2019. As of December 31, 2018, the note has been fully paid.

On September 1, 2016, the Company executed a Note Payable with Like RE, Inc. for $53,000. Kenneth Tapp, the Company’s Chief Executive Officer, is also an officer of Like RE, Inc. The note is unsecured, non-interest bearing and due December 31, 2018. As of December 31, 2018, the note has been fully paid.

During the nine months ended September 30, 2019 Kenneth Tapp provided a short term interest free loan of $70,000. As of November 1, 2019, the loan has been fully paid.

NOTE 5 – SALES RETURNS

For the period ended September 30, 2019, the Company did not issue any credit memos.

NOTE 6 – STOCK WARRANTS

During the nine months ended September 30, 2019 and the years ended December 31, 2018, 2017, and 2016, the Company granted 1,594,853, zero, 9,900,020, and 6,400,000 warrants, respectively, to company advisors and employees, totaling 17,894,873 warrants (the “17,894,873 Warrants”). Each warrant entitles the holder to one common stock share at an exercise price ranging from five to twenty cents, with a weighted average price of seven cents. The term of the warrants has a range from 3 to 5 years from the initial exercise date. The warrants will be expensed as they become exercisable beginning January 1, 2018 through April 11, 2024. During the three months ended September 30, 2019, 300,000 additional warrants vested, and as of September 30, 2019 the 17,894,873 Warrants are 100% vested. During the three months ended September 30, 2019, the Company executed a cashless conversion of 8,800,020 vested warrants in exchange for 4,400,010 common stock shares. The Company expensed $4,400 as a loss for the distribution of capital stock from conversion. The remaining 9,094,853 outstanding warrants are currently 100% vested to date. The aggregate fair value of the warrants before conversion totaled $3,977,301 and the aggregate fair value of the warrants after conversion totaled $2,244,800, which values are based on the Black-Scholes-Merton pricing model using the following estimates: exercise price ranging from $0.00 to $0.20, stock prices ranging from $0.07 to $0.65, risk free rates ranging from 1.77% - 2.72%, volatility ranging from 395% to 562%, and expected life of the warrants ranging from 3 to 5 years.

A summary of the status of the outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2016	6,400,000	$0.05		$-
Issued	9,900,020	$0.05		$-
Exercised	-	$-		$-
Expired	-	$-		$-
Outstanding, December 31, 2017	16,300,020	$0.05		$-

Exercisable, December 31, 2017	8,100,000	$0.05	$
Issued	-			$-
Exercised	-	$-		$-
Expired	-			$-
Outstanding, December 31, 2018	16,300,020	$0.05		$-

Exercisable, December 31, 2018	16,300,020	$0.05		$-
Issued	1,594,853	0.18		$-
Exercised	(8,800,020)	0.00		$-
Expired	-	-		-
Outstanding, September 30, 2019	9,094,853	$0.07		$-

Exercisable, September 30, 2019	9,094,853	$0.07		$0.32

Range of Exercise Prices	Number Outstanding 9/30/2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.00 to 0.20	9,094,853	3.83 years	$0.07

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

On June 30, 2016, the Company sold 200,000 shares of common stock to Justin Dinkel for total cash proceeds of $10,000, which shares were issued during the three months ended March 31, 2019.

On June 30, 2016, the Company sold 300,000 shares of common stock to Ryan Falbo for total cash proceeds of $15,000, which shares were issued during the three months ended March 31, 2019.

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

On July 3, 2018, the Company’s Board of Directors adopted the Certificate of Designation of Preferences, Rights and Limitations of the Class B Common Stock (“Certificate”), including that each Class B Common Stock Share shall have ten (10) votes on all matters presented to be voted by the holders of Common Stock. Further, the Company’s Board of Directors authorized the issuance of 5,000,000 Class B Common Stock Shares to Kenneth Tapp, the Company’s Chief Executive Officer, in return for his services as the Company’s Chief Executive Officer from February 1, 2016 to July 2, 2018. The Class B Common Stock Shares only have voting power and have no equity, cash or other value. The 5,000,000 Class B Common Stock Shares were never issued, and effective August 16, 2018 the Company’s Board of Directors cancelled the authorization of issuing the 5,000,000 shares of Class B Common Stock to its Chief Executive Officer, Kenneth Tapp.

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

From October 1, 2018 to December 31, 2018, the Company entered into subscription agreements with 8 accredited investors. The Company sold 200,000 common stock shares to 3 accredited investors at $0.15 per share and 3,900,000 common stock shares to 5 accredited investors at $0.10 per share for total gross proceeds of $420,000. The shares were issued during the twelve-months ended December 31, 2018.

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

On November 1, 2018, the Company authorized the issuance of 500,000 restricted common stock shares to Mark DiSiena, the Company’s Chief Financial Officer, for his CFO services. The shares are valued at $0.10 the closing stock price on the date of grant, for total non-cash expense of $50,000. The shares were issued during the three months ended March 31, 2019.

On January 2, 2019, the Company completed an employment agreement with George Jage, President of MjLink, providing him with the ability to receive stock in the company. The agreement provides that if Mr. Jage resigns as MjLink’s President during the first 24 months of the employment agreement, all stock previously issued to him are required to be returned to MjLink’s treasury. On June 26, 2019, George Jage resigned from the Company, and no stock was issued to him.

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

From January 1, 2019 thru March 31, 2019, the Company entered into subscription agreements with 9 accredited investors. The Company sold 5,725,000 common stock shares to the accredited investors, of which 1,200,009 common stock shares were sold at $0.05 per share for total gross proceeds of $60,000, and 4,025,000 common stock shares were sold at $0.10 per share for total gross proceeds of $402,500; as of March 31, 2019, the Company received $382,500 out of the $462,500, with $80,000 remaining was paid on April 17, 2019. Accordingly, 3,700,000 of the 5,725,000 shares were issued by March 31, 2019, 1,625,000 were issued by June 30, 2019, and 400,000 remaining shares were issued during the three months ended December 31, 2019.

On April 2, 2019, the Company issued 500,000 common stock shares to an employee. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $50,000. The shares were issued during the three months ended December 31, 2019.

On April 15, 2019, the Company completed a Common Stock Purchase Agreement and other related documents with a funding group to generate $750,000 in additional available resources, earmarking the proceeds of $750,000 for our wholly-owned subsidiary, MjLink. In connection with this agreement, the Company issued 300,000 common stock shares to a non-profit affiliate of the funding group. On April 20, 2019, the Board of Directors determined not to deliver any purchase notices to this funding group going forward, setting forth the purchase notice common shares that the Company would have otherwise required the funding group to purchase.

On April 15, 2019, the Company completed a Standby Equity Commitment Agreement and other related documents with an investor group to generate $3 million in additional available cash resources with the Investor committed to purchase up to three million of the Company’s common stock from time-to-time over the course of 36 months with reselling limitations. In connection therewith, the Company issued 882,353 common stock shares plus 882,353 common stock warrants and reserved 16,900,000 restricted common shares for conversion. The 882,353 common stock shares will be issued during the three months ended December 31, 2019.

On May 9, 2019, the Company issued 2,850,000 common stock shares to three professionals for their services. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $285,000. The shares were issued during the three months ended June 30, 2019.

As of September 30, 2019, the Company issued 350,000 common shares to several lenders as inducement for their services. The shares are valued from $0.10 to $0.17, the closing price of the date of convertible debt liability, for a total non-cash expense of $46,500. The shares were issued during the six months ended September 30, 2019.

NOTE 8 – CONVERTIBLE NOTES

The Company has the following convertible notes payable as of September 30, 2019 and December 31, 2018:

Note	Note Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2019	Balance at December 31, 2018

Note payable (A)	April 15, 2019	November 14, 2019	7%	$100,000	$100,000	-
Note payable (B)	April 15, 2019	April 14, 2022	10%	$75,000	-	-
Note payable (C)	May 24, 2019	December 23, 2019	10%	$80,000	80,000	-
Note payable (C)	July 3, 2019	February 2, 2020	10%	$160,000	80,000	-
Note payable (D)	June 12, 2019	June 11, 2020	12%	$110,000	110,000	-
Note payable (E)	June 26, 2019	March 25, 2020	12%	$135,000	135,000	-
Note payable (F)	August 7, 2019	August 6, 2020	10%	$100,000	100,000
Note payable (G)	August 21, 2019	August 20, 2020	10%	$148,500	49,500	-
Total notes payable					654,500	-
Note discount from beneficial conversion feature					-	-
Total notes payable, net of note discount					$654,500	-

(A)	On April 15, 2019, the Company completed a 7-month term original issue discount convertible note and other related documents with an unaffiliated third-party funding group to generate $110,000 in additional available cash resources with a payback provision due on November 10, 2019 of $121,000 after an original issue discount of $11,000. In connection therewith, the Company issued 150,000 common stock shares, 412,500 common stock warrants, and reserved 1,000,000 restricted common shares for conversion. The shares were issued during the three months ended June 30, 2019. The conversion price is fixed at $0.15. Pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $13,333 at the date of issuance when the stock price was at $0.17 per share.

(B)	On April 15, 2019, the Company completed convertible debenture at zero interest and other related documents with an unaffiliated third-party funding group to generate $375,000 in additional available cash resources, the funds of which will be released over the 90 days following execution of the agreement in the amounts of $67,500, $90,000, and $180,000, with a payback provision of $75,000, $100,000, and $200,000, respectively, over 36 months. In connection therewith, the Company issued 300,000 common stock warrants, and 20,192,307 restricted common shares as reserve for conversion. The note was unsecured and did not bear interest; however, the implied interest was determined to be 10% over 36 months since the note was issued at a 10% discount. Subsequently, on June 26, 2019 we nullified the agreement and other related documents with this funding group after the initial disbursement of $67,500. The Company refunded the initial tranche of $67,500, a 10% redemption fee of the principle amount of $7,500, and other additional administrative fees of $30,000, which totaled $105,000. The 300,000 common stock warrants will remain issued and the reserved common shares will be reduced enough to satisfy the warrants.

(C1)	On May 24, 2019, the Company completed a 7-month fixed convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $240,000, which will be distributed in three equal monthly tranches of $80,000, in additional available cash resources with a payback provision of $84,000 due seven months from each funding date, totaling $252,000 after an original issue discount totaling $12,000. In connection therewith, the Company issued 50,000 common stock shares for two tranches with another 25,000 common stock shares to be issued with the third tranche, and the Company has reserved 8,000,000 restricted common shares for conversion. The shares will be issued during the three months ended September 30, 2019. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. The Company determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $130,633 at the date of issuance when the stock price was at $0.12 per share.

(D)	On June 12, 2019, the Company completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $110,000 in additional available cash resources with a payback provision due on June 6, 2020 of $121,000 after an original issue discount of $11,000. In connection with the note, the Company has reserved 14,400,000 restricted common shares as reserve for conversion. The conversion price is a 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. The Company determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $59,231 at the date of issuance when the stock price was at $0.11 per share.

(E)	On June 26, 2019, the Company completed a 9-month senior convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $135,000 in additional available cash resources with a payback provision due on March 12, 2020 of $150,000 after an original issue discount of $15,000. In connection with the note, the Company issued 100,000 common stock shares and it has reserved 15,000,000 restricted common shares as reserve for conversion. The shares will be issued during the three months ended September 30, 2019. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. The Company determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $72,692 at the date of issuance when the stock price was at $0.11 per share.

(F)	On August 7, 2019, the Company completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $100,000 in additional available cash resources with a payback provision due on August 6, 2020 of $110,000 after an original issue discount of $10,000. In connection with the note, the Company issued 100,000 common stock shares and reserved 11,000,000 restricted common shares as reserve for conversion. The shares will be issued during the three months ended September 30, 2019. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. The Company determined that because the conversion price is variable and unknown, it could not determine if the Company had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $73,750 at the date of issuance when the stock price was at $0.09 per share.

(G)	On August 21, 2019, the Company completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $148,500, which will be distributed in three equal monthly tranches of $49,500, in additional available cash resources with a payback provision of $55,000 due on August 20, 2020, and 12 months following each tranche, totaling $165,000, which includes an original issue discount totaling $16,500. In connection therewith, the Company has issued 50,000 common stock shares for the first tranche with another 50,000 common stock shares to be issued with each additional tranche, which will total 150,000 common shares; the Company has reserved 15,714,285 restricted common shares for conversion. The shares were issued during the three months ended September 30, 2019. The conversion price is the 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. The Company determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $79,962 at the date of issuance when the stock price was approximately $0.07 per share.

NOTE 9 – SUBSEQUENT EVENTS

Common Stock

On October 15, 2019, in addition to the 150,000 inducement shares issued on April 15, 2019, the Company issued 102,176 common shares to one of its lenders to accommodate for the price volatility based on an agreed upon formula in the executed documents related to the convertible promissory Note Payable (A) described above. The shares will be issued during the three months ended December 31, 2019.

On November 1, 2019, the Company entered into subscription agreements with 6 accredited investors. The Company sold 3,550,000 common stock shares at $0.10 per share for total gross proceeds of $355,000. The shares will be issued during the twelve-months ended December 31, 2019.

On November 11, 2019, the Company issued 2,200,000 common stock shares to four employees for their services. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $220,000. The shares were issued during the three months ended December 31, 2019.

Since September 30, 2019, the Company executed a cashless conversion of 1,200,000 vested warrants in exchange for 600,000 common stock shares, reducing the total number of warrants outstanding to 7,894,853.

Convertible Note Payable and other Obligations

From August 30 through October 29, 2019 Kenneth, Tapp, from time-to-time provided short-term interest free loans amounting to $135,000 for the Company’s operations. As of November 1, 2019, the obligation has been paid in full.

On November 14, 2019, the Company fully met and timely paid its debt obligation to Note Payable (A).

Board of Director, Company Officers, and Board Appointments

No subsequent changes after September 30, 2019.

ITEM 1A. Risk Factors

Social Life Network, Inc. is referred to hereafter as “we”, “our” or “us”.

An investment in our common stock is highly speculative and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of our common stock shares, you should carefully consider the following risk factors relating to our business and prospects. If any of the following risks occur, our business, financial condition or operating results could be materially and adversely affected. In such case, you may lose all or part of our investment. You should carefully consider the risks described below and the other information in this annual report before in investing in our common stock.

Risks Related to Our Business

Our independent registered public accounting firm has issued a going concern opinion; there is substantial uncertainty that we will continue operations in which case you could lose your investment.

In their report dated March 15, 2019, our independent registered public accounting firm, B F Borgers CPA PC, stated that our financial statements for our fiscal year ended December 31, 2018 have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $31,383,596 at September 30, 2019, had a net loss of $3,678,050, and used net cash of $1,684,564 in operating activities for the nine months ended September 30, 2019 (the net loss and accumulated deficit consist of $1,574,083 of non-cash stock-based compensation expense and $292,500 of new non-cash warrant expense). These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash then on hand and public issuance of common stock. Although we may be successful in obtaining financing and/or generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such funding will be achieved at a sufficient level or that we will succeed in our future operations.

If our Social Networking Platform technology becomes obsolete, our ability to license our Platform and generate revenue from it will be negatively impacted.

If our Platform technology becomes obsolete, our results of operations will be adversely affected. The market in which we compete is characterized by rapid technological change, evolving industry standards, new products/services introductions, and changes in customer demands, that can render existing products/services obsolete and unmarketable. Our Platform will require continuous upgrading, or our technology will become obsolete, and our business operations will be curtailed or terminate.

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

We are highly dependent on our management team consisting of Kenneth Tapp, our Chief Executive Officer/Chief Technology Officer and Mark DiSiena, our Chief Financial Officer. We do not carry “key-man” life insurance for our officers. If we lose the services of one or more of our officers and are unable to replace them with equally competent officers, our business may be negatively impacted.

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

We have generated a majority of our revenue in 2016, 2017, and 2018 from advertising revenue, digital subscription services, and licensing revenues, respectively, and for the first nine months ended 2019 we have generated a majority of our revenue from digital marketing, microcap events, and software licensing revenue. The loss of the majority of our revenues in future periods will negatively and materially affect our results of operations.

During our 2019 fiscal year and for the 9-months ended September 30, 2019, $25,000 or 14.1%, and for the 12 months ended December 31, 2018, $215,000 or 97.5%, respectively, of our total revenues were generated from related party revenue; there are conflicts of interest between our officers’ interests, who are also officers of our licensees, and our shareholders’ interests.

During our 2019 fiscal year ending September 30, 2019, $25,000 or 14.1%, and December 31, 2018, $215,000 or 97.5%, respectively, of our total revenues were derived from license fees we received from Real Estate Social Network and Sports Social Network, which revenues are related party revenues. We have a “software as a service” (SaaS) license agreement with Sports Social Network, which provides that Sports Social Network, Inc. pays a license fee of $125,000 per year for a period of two years and thereafter we receive twenty percent of their net profits from the sale of online advertising and collected E-Commerce fees on their niche sports social networks from every country around the world that they provide access to their websites and mobile apps that we provide through the licensing agreement.

We have a software as a service (SaaS) license agreement with Real Estate Social Network, which provides that Real Estate Social Network. pays a license fee, of which we receive twenty percentage of their net profits from the sale of online advertising and monthly digital subscription fees from residential real estate professionals using their LikeRE.com social network from every country around the world that they provide access to their website and mobile app that we provide through the licensing agreement. Both licensees have automatically renewing annual license agreements with us and their goal is to have millions of users on each of their social networks.

Our Chief Executive Office, Kenneth Tapp, owns 44.4% of our outstanding shares and is also the Chief Technology Officer of Real Estate Social Network. and the Chief Technology Officer of the Sports Social Network and owns approximately 15% each of those entities through LVC Consulting, LLC, of which he is a member. Our related party revenues present conflicts of interests between our officers’ interests and our shareholders” interests, which may favor the interests of our officers and/or Real Estate Social Network and/or Sports Social Network over that of our shareholders.

The license fees we received from our related parties who are also our licensees, Sports Social Network and Real Estate Social Network, may be undervalued because the license agreements were negotiated between related parties.

Our Chief Executive Officer and Chief Financial Officer negotiated the license fee agreements with our related parties/licensees, Sports Social Network and Real Estate Social Network. Our Chief Executive Officer, Kenneth Tapp, owns 44.4% of our outstanding shares and is also the Chief Technology Officer of Real Estate Social Network and Sports Social Network and owns approximately 15% each of those entities through LVC Consulting, LLC, of which he is a member. As a result, there are potential conflicts of interest between our CEO and our shareholders’ interests. Additionally, because the license agreements were negotiated between related parties, the license granted to these related parties may have been undervalued, which may have otherwise resulted in a higher amount of license fees being paid by other licensees to us.

Our Chief Executive Officer has potential conflicts of interest because of his interests in entities with which we have license agreements.

Our Chief Executive Officer is also the Chief Technology Officer of our licensees, Real Estate Social Network and Sports Social Network, and owns approximately 15% of each such entity through a limited liability company, of which he is a member. We have a license agreement with Real Estate Social Network providing that they will pay us 20% of the net profits from all monthly member subscriptions and online advertising sales, paid annually, on the 31st day of January for the preceding year. We also have a license agreement with Sports Social Network providing that they will pay us $125,000 annually for the first two years of this agreement (a total of $250,000 for the first two years), and thereafter will receive 20% of the net profits from all online advertising sales and collected E-Commerce fees, paid monthly with the option to pay any outstanding licensing fees annually, and to be received by us no later than the 31st day of January for the preceding year. Our Chief Executive Officer owns 44.4% and of our outstanding shares. Accordingly, our Chief Executive Officer has potential conflicts of interest between his interests in Real Estate Social Network and Sports Social Network and our interests, which may result in them favoring the interests of those networks over our interests and that of our shareholders.

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

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this annual report, our executive officers and directors and their respective affiliates beneficially own approximately 70.4% of our outstanding voting stock, including our Chief Executive Officer who owns 44.4% of our voting securities. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

Our wholly owned subsidiary, MJLink, has several websites in the cannabis/hemp area. As of the date of this quarterly report, there are 33 states and the District of Columbia that allow their citizens to use medical cannabis. Additionally, Alaska, California, Colorado, Illinois, Oregon, Maine, Massachusetts, Michigan, Nevada, Vermont, Washington, and Washington DC have legalized cannabis for adult use at the state (or district) level. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors pertaining to lack of public or legislative support could slow or halt progress in this area. Further, progress in the cannabis industry is not assured.

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

On September 28, 2019, the Democratic-controlled House of Representatives voted to pass a bill protecting banks that work with the marijuana industry. The bill aims to give clarification to banks and credit unions that serve cannabis companies with, for instance, business accounts for bill payments. Lobbyists have emphasized that many cannabis businesses end up “unbanked” and operating largely in cash, and that makes them targets for robberies and other crimes. Some analysts are skeptical the measure is likely to become law in 2019 as it faces a tough road in the Republican-controlled Senate while some believe Senator McConnell could go along with a pot banking bill to help Republicans in the 2020 elections.

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

We may issue additional securities following the completion of this offering. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. Additionally, because we have 9,094,853 Warrants outstanding, which are exercisable for five cents to twenty cents per share with a warrant exercise period of 3 years to 5 years, any material exercise of the Warrants will cause substantial dilution to your shares.

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

Because registered Broker-Dealers and Clearing firms are refusing to trade or clear stocks that represent companies directly or indirectly related to the cannabis and hemp industries, certain brokerage firms can no longer trade such stocks on behalf of their clients. Should this trend increase, trading in our stock may be negatively impacted, including lower trading volume and stalled stock prices.

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

We have experienced recurring losses and negative cash flows from operations since inception, including in our current business model. We anticipate that our expenses will increase as we ramp up our expansion, which likely will lead to additional losses, until such time that we approach profitability, of which there are no assurances. We have relied on equity financing to fund our operations. There can be no guarantee that we will ever become profitable, or that adequate additional financing will be realized in the future or otherwise may be available to us on acceptable terms, or at all. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our expansion efforts. We will need to generate significant revenues to achieve profitability, of which there are no assurances.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $31,383,596 at September 30, 2019, had a net loss of $3,678,050, and used net cash of $1,684,564 in operating activities for the nine months ended September 30, 2019. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next nine months with existing cash then on hand and the sale of our common stock. While the we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in its our future operations.

We will attempt to overcome the going concern opinion by increasing our revenues from any one, several, or all of the following:

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

COMPARATIVE RESULTS FOR FISCAL YEARS

Results of Operations for the 3-month periods ended September 30, 2019 and 2018

Revenues

For the 3-month period ending September 30, 2019, we recognized digital marketing revenue $18,000 compared to zero dollars of revenue for the 3-month period ending September 30, 2018. The $18,000 increase is due to our launch of this new revenue stream in the second quarter of 2019, which did not exist at the comparative time last year.

During the current period, we recognized new revenue from our cannabis focused microcap event of zero dollars compared to zero dollars of revenue for the 3-month period ending September 30, 2018. The lack of revenue in the third quarter 2019 is due to postponing an event previously booked for the late third quarter into the fourth quarter 2019 to better serve optimal timing to achieve maximum attendee participation. Since this is a new revenue stream started in the second quarter of 2019, such revenue did not exist in fiscal year 2018. We current carry $12,000 of deferred revenue related to our rescheduled October 19, 2019 microcap event, which will be recognized in the fourth quarter 2019.

During the current period, we recognized revenue from our subscription-based online investor platform of $208 compared to zero dollars of revenue for the 3-month period ending September 30, 2018. The $208 increase is due to our launch of this new revenue stream in the final weeks of the third quarter of 2019, which did not exist at the comparative time last year. We currently carry $12,292 of deferred revenue related to our annual fees charged to subscribers to access to our digital investor platform MjInvest, and each subscriber will be amortized over a 12-month subscription term based on the usage term.

During the current period we recognized revenue from licensing of zero dollars compared to $90,000 of revenue for the 3-month period ending September 30, 2018. The decrease is due to the ramp up in transactional usage of our platform in 2019 rather than relying on the minimum guarantee provided in the first quarter 2018. Accordingly, our licensees have temporarily stalled use of our platform to reformulate their business models in the second quarter 2019.

During the current period we had advertising revenue of zero dollars compared to zero dollars during the 3-month period ending September 30, 2018. The lack of revenue is primarily attributable to eliminating our sales and marketing staff during the latter part of fiscal year 2018 and refocusing on rehiring, potentially starting in fiscal year 2019 to generate renewed revenue.

Cost of Revenue

Cost of revenue was $1,283 for the 3-month period ending September 30, 2019 compared to $1,283 for the 3-month period ending September 30, 2018, representing no change. This flat cost is primarily attributable to maintaining a minimal level of services regarding advertising revenue.

Operating Expenses

Cash-paid compensation expense increased by $10,784 or 5.5% to $206,958 for the 3-month period ending September 30, 2019 from $196,173 for the 3-month period ending September 30, 2018. The $10,784 increase is primarily attributable to stabilized employee headcount, consultants and professionals to meet our immediate growth strategies.

During the 3-month period ending September 30, 2019, we recognized $5,250 of non-cash stock-based compensation expense for employees, consultants, and professionals compared to zero for the 3-month period ending September 30, 2018. The increase is unrelated and is primarily due to issuance of common shares to convertible debt holders as an inducement to execute the related short-term debt agreements.

During the 3-month period ending September 30, 2019, we recognized $60,000 of non-cash stock-based expense for warrants compared to zero that became exercisable for the 3-month period ending September 30, 2018. The increase is unrelated and primarily due to the majority of warrants having been issued in fiscal years 2016 through 2017, which warrants had fully vested, and were 100% expensed during fiscal years 2017 and 2018. The $60,000 warrant expense is in connection with the execution of short-term convertible notes.

Sales and marketing expense decreased $15,653 or 67.2% to $7,624 for the 3-month period ending September 30, 2019 from $23,277 for the 3-month period ending September 30, 2018. The $15,653 decrease is primarily attributable to reduced cost in branding from fiscal 2018 and the postponement of the new cannabis-focused microcap event from September 2019 to October 2019.

General and administrative expense decreased by $187,659 or 77.1% to $55,795 for the 3-month period ending September 30, 2019, from $243,455 for the 3-month period ending September 30, 2018. The $187,659 decrease is primarily attributable to reduction in travel costs and related investor relations expenses.

Other expense

During the 3-months ended September 30, 2019, we incurred $451,628 of Other Expenses as compared to zero dollars for the 3-month period ending September 30, 2018, primarily due to interest expense accruals of $17,628 and the amortization of the beneficial conversion feature of $429,600 both related to our convertible short-term debt which did not exist during the comparative time last year.

Net Loss

Our net loss for the for the 3-month period ending September 30, 2019 was $770,329 compared to a net loss of $374,188 for the 3-month period ending September 30, 2018. The $396,141 increase in net loss primarily due to interest expense accruals of $17,628 and the amortization of the beneficial conversion feature of $429,600 both related to our convertible short-term debt which did not exist during the comparative time last year. The $451,628 expenditure is offset by reduction in travel costs, related investor relations expenses, and various expenses to right size expenditures.

Results of Operations for the 9-month periods ended September 30, 2019 and 2018

Revenues

For the 9-month period ending September 30, 2019, we recognized digital marketing revenue of $73,200 compared to zero dollars of revenue for the 9-month period ending September 30, 2018. The $73,200 increase is due to our launch of this new revenue stream in the second quarter of 2019, which did not exist at the comparative time last year.

During the current period, we recognized new revenue from our cannabis focused microcap event of $75,985 compared to zero dollars of revenue for the 9-month period ending September 30, 2018; the dampening of revenue is due to postponing an event in the late third quarter into the early fourth quarter, which we believed would maximize attendee participation. This is a new revenue stream started in the second quarter of 2019, which did not exist in fiscal year 2018. We current carry $12,000 of deferred revenue related to our October 19, 2019 microcap event, which will be recognized as additional annual revenue in the fourth quarter 2019.

During the current period, we recognized revenue from our subscription-based online investor platform of $208 compared to zero dollars of revenue for the 9-month period ending September 30, 2018. The $208 increase is due to our launch of this new revenue stream in the final weeks of the third quarter of 2019, which did not exist at the comparative time last year. We currently carry $12,292 of deferred revenue related to our annual fees charged to subscribers to access to our digital investor platform, MjInvest, and each subscriber will be amortized over a 12-month subscription term based on the usage term.

During the current period we recognized revenue from licensing of $25,000 dollars compared to $215,000 of revenue for the 3-month period ending September 30, 2018. The $190,000 decrease is due to the ramp up in transactional usage of our platform in 2019 rather than relying on the minimum guarantee provided in first quarter 2018. Accordingly, our licensees have temporarily stalled use of our platform to reformulate their business models in the second quarter 2019.

During the current period we had advertising revenue of $2,500 compared to $5,592 during the 9-month period ending September 30, 2018. The lack of advertising revenue is primarily attributable to eliminating our sales and marketing staff during the latter part of fiscal year 2018 and a refocus on rehiring starting in fiscal year 2019 to generate renewed revenue.

Cost of Revenue

Cost of revenue was $184,748 for the 9-month period ending September 30, 2019 compared to $3,956 for the 9-month period ending September 30, 2018, representing an increase of $180,792 or 4,570%. The $180,792 increase is primarily attributable to the launch of our microcap event in the second quarter 2019, which did not exist at the comparative time last year.

Operating Expenses

Cash-paid compensation expense increased by $597,075 or 195.1% to $903,073 for the 9-month period ending September 30, 2019 from $305,998 for the 9-month period ending September 30, 2018. The $597,075 increase is primarily attributable to increased employee headcount and adding additional consultants and professionals to meet our immediate growth strategies plus added temporary contractors to launch our cannabis focused event in the second quarter of 2019.

During the 9-month period ending September 30, 2019, we recognized $1,866,583 of non-cash stock-based compensation expense for employees, consultants, and professionals compared to 100,000 for the 9-month period ending September 30, 2018. The increase is primarily due to attracting and retaining highly compensated personnel.

During the 9-month period ending September 30, 2019, we recognized $292,500 of non-cash stock-based expense for warrants compared to $2,449,800 that became exercisable for the 9-month period ending September 30, 2018. The decrease is unrelated and primarily due to all the warrants being issued in fiscal years 2016 through 2017 having been vested, which warrants were 100% expensed during fiscal years 2017 and 2018. The $292,500 warrant expense is in connection with the execution of short-term convertible notes.

Sales and marketing expense increased by $48,727 or 145.4% to $116,279 for the 9-month period ending September 30, 2019 from $67,552 for the 9-month period ending September 30, 2018. The $48,727 increase is primarily attributable to increased cost pertaining to the launch of our new cannabis-focused microcap event in June 2019.

General and administrative expense decreased by $206,569 or 6.8% to $290,109 for the 9-month period ending September 30, 2019 from $335,167 for the 9-month period ending September 30, 2018. The decrease is primarily attributable to reduction in travel costs and related investor relations expenses.

Other expense

During the 9-months ended September 30, 2019, we incurred $494.151 of Other Expenses related to: $37,500 for the September 26, 2019 termination fee from our execution of the April 15, 2019 convertible debenture, $22,651 interest expense accrual and the $429,600 amortization of the beneficial conversion feature both related to our convertible notes, and $4,400 of losses from converting warrants to common stock below par value, all of which did not exist during the comparative time last year.

Net Loss

Our net loss for the for the 9-month period ending September 30, 2019 was $3,678,050 compared to a net loss of $3,041,881 for the 9-month period ending September 30, 2018. The $636,169 increase in net loss is primarily due to interest expense accruals of $17,628 and the amortization of the beneficial conversion feature of $429,600 both related to our convertible short-term debt which did not exist during the comparative time last year, plus the cost and expenses to ramp up in our new cannabis-focused microcap events, increased employee headcount, and adding additional consultants and professionals to meet our forecasted growth strategies. The losses were dampened by a reduction in travel costs and related investor relations expenses.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the 9-month period ending September 30, 2019, net cash outflows used in operating activities was $1,684,564 compared to net outflows of $2,865,687 for the 9-month period ending September 30, 2018, representing a decrease of $1,181,123.

Cash Flows from Financing Activities

For the 9-month period ending September 30, 2019, net cash flows used in financing activities was $1,506,551 compared to $3,027,400 for the 9-month period ended September 30, 2018, representing a decrease of $1,520,849 primarily due to less non-cash warrants being issued and expensed.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 2, 2019, the Company completed an employment agreement with George Jage, President of MjLink, providing him with the ability to receive stock in the company. The agreement provides that if Mr. Jage resigns as MjLink’s President during the first 24 months of the employment agreement, all stock previously issued to him are required to be returned to MjLink’s treasury. On June 26, 2019, George Jage resigned from the Company, and no stock was issued to him.

On February 6, 2019, we authorized the issuance of 500,000 common stock shares to Mark DiSiena, our Chief Financial Officer, for his CFO services; 1,000,000 common stock shares to Frederick M. Lehrer for his legal services as an independent contractor; and 50,000 common stock shares to the Company’s employee, Kelsey Higgins, for her marketing services. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $50,000. The shares were issued during the three months ended March 31, 2019.

From January 1, 2019 thru March 31, 2019, we entered into subscription agreements with 9 accredited investors. We sold 5,725,000 common stock shares to the accredited investors, of which 1,200,000 common stock shares were sold at $0.05 per share for total gross proceeds of $60,000, and 4,025,000 common stock shares were sold at $0.10 per share for total gross proceeds of $402,500. As of March 31, 2019, we received $382,500 out of the $462,500, awaiting on the remaining $80,000. Subsequently, by April 17, 2019, all $80,000 was delivered to our accounts. Accordingly, 3,700,000 of the 5,725,000 shares were issued by March 31, 2019; the rest of the 2,025,000 were issued by May 1, 2019.

On April 2, 2019, we issued 500,000 common stock shares to an employee. The shares are valued at $0.19, the closing stock price on the date of grant, for total non-cash expense of $95,000. The shares will be issued during the three months ended December 31, 2019.

On May 9, 2019, we issued 2,850,000 common stock shares to three professionals for their services. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $285,000. The shares were issued during the three months ended June 30, 2019.

As of September 30, 2019, we issued 350,000 common shares to several lenders as inducement for their services. The shares are valued from $0.10 to $0.17, the closing price of the date of convertible debt liability, for a total non-cash expense of $46,500. The shares were issued during the six months ended September 30, 2019.

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

Date: November 14, 2019

SOCIAL LIFE NETWORK, INC.

By:	/s/ Ken Tapp
Ken Tapp
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Mark DiSiena
Mark DiSiena
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

