Form 10-K
period 2019-12-31
Social Life Network, Inc.
filed 2020-03-20
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No: 000-55961

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [X]
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $15,427,552.

The Company has 306,775,379 common stock shares outstanding as of March 19, 2020.

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

Not Applicable

i

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services, products or developments; future economic conditions or performance; any statements or belief; and any statements or assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this annual report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized. You are advised, however, to consult further disclosures we make in future public filings, statements and press releases.

Forward-looking statements in this annual report include express or implied statements concerning our future revenues, expenditures, capital and funding requirements; the adequacy of our current cash and working capital to fund present and planned operations and financing needs; our proposed expansion of our business; and future economic and other conditions, both generally and in our specific geographic and product and/or services markets. These statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements due to a number of factors including, but not limited to, those set forth below in the section entitled “Risk Factors” in this annual report, which you should carefully read. Given those risks, uncertainties and other factors, many of which are beyond our control, you should not place undue reliance on these forward-looking statements. You should be prepared to accept any and all of the risks associated with purchasing our securities, including the possible loss of your entire investment.

Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to “common shares” or “common stock shares” refer to restricted common stock shares.

As used in this annual report on Form 10-K, the terms “we”, “us” “our” refer to Social Life Network, Inc., a Nevada corporation, and its wholly-owned subsidiary, MjLink.com Inc., a Delaware corporation. Unless otherwise specified. MjLink.com Inc. is referred to herein as “MjLink” or “MjLink.com”.

Corporate Overview – Formation, Corporate Changes, Material Merger

Organization

Social Life Network, Inc – Parent Holding Company

Our history began with incorporation in California on August 30, 1985 under the name, C J Industries, Inc. On February 24, 2004, we merged with Calvert Corporation, a Nevada Corporation, changed our name to Sew Cal Logo, Inc., and moved our domicile to Nevada.

In June 2014, we were placed into receivership in Nevada’s 8th Judicial District (White Tiger Partners, LLC et al v. Sew Cal Logo, Inc.et al, Case No A-14-697251-C) (Dept. No.: XIII) (the “Receivership”).

On January 29, 2016, we, as the seller (the “Seller”), completed a business combination/merger agreement (the “Agreement”) with the buyer, Life Marketing, Inc., a Colorado corporation (the “Buyer”), its subsidiaries and holdings, and all of the Buyer’s securities holders. We, as the Seller, acted through Robert Stevens, the court-appointed receiver and White Tiger Partners, LLC, our judgment creditor. The Agreement provided that the then current owners of the private company, Life Marketing, Inc., become the majority shareholders, pursuant to which an aggregate of 119,473,334 common stock shares were issued to our officers, composed of 59,736,667 shares each to our Chief Executive Officer, Kenneth Tapp, and Andrew Rodosevich, our then-Chief Financial Officer. Pursuant to the terms of the Agreement and related corporate actions in our domicile, Nevada:

●	We cancelled all previously created preferred class of stock;

●	We delivered newly issued, common stock shares equivalent to approximately 89.5% of our outstanding shares as a control block in exchange for 100% of the Buyer’s outstanding shares;

●	The court appointed receiver sold its judgment to the Buyer, and the Seller agreed to pay the receiver $30,000 and the equivalent of 9.99% of the outstanding stock (post-merger) of the newly issued unregistered exempt shares.

●	Our then officers and directors were terminated, and Kenneth Tapp and Andrew Rodosevich became our Chief Executive Officer/Director and Chief Financial Officer/Director, respectively;

●	We effected a 5,000 to 1 reverse stock split effective April 11, 2016, with each shareholder retaining a minimum of 100 shares;

●	We changed our name from Sew Cal Logo, Inc. to WeedLife, Inc, and then to Social Life Network, Inc. effective in Nevada on April 11, 2016;

●	We changed our s stock symbol from SEWC to WDLF;

●	We decreased our authorized common stock shares from 2,000,000,000 shares to 500,000,000 shares, effective on March 17, 2016.

On June 6, 2016, we issued an order in the Receivership pursuant to Section 3(a) (10) of the Securities Act of 1933, as amended (the “Securities Act”), ratifying the above actions, and the receiver was discharged on June 7, 2016.

On September 20, 2018, we incorporated MjLink, a Delaware Corporation, as our wholly owned subsidiary.

MjLink.com Inc. – Wholly Owned Subsidiary

Prior to its incorporation in Delaware on September 20, 2018, MjLink functionally operated as our cannabis division. MjLink continues to operate as our cannabis division but in corporate form as our wholly owned subsidiary.

Cannabis and Hemp companies face ongoing difficulties around the world with marketing and advertising their products and brands to consumers, both with online and through traditional advertising. The global consumer base for these companies and brands have been growing at an exponential rate, as more and more states, provinces and countries legalize the use of cannabis and hemp products, either medically or recreationally.

In the United States, according to BDS Analytics, the consumer base has grown to more than 70 Million people who have purchased legal cannabis since Colorado passed the legalization of recreational marijuana on November 6, 2012. We launched MjLink in January of 2013 as a direct response of online advertising and marketing restrictions placed by Google, Facebook and other social media networks that year.

MjLink is a leading social networking platform and event company that has in part helped expedite the growth of the cannabis industry worldwide. MjLink is one of the largest social and digital media cannabis/hemp related platforms for connecting professionals to businesses, and marketing products to consumers.

Our Business

Business of Social Life Network, Inc. (Software as a Service Internet Platform)

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

We developed our social networking and E-Commerce Platform specifically for industries that we believe have a passionate consumer base, that communicate in non-public channels, and their commerce activity is highly based on referral and “copy-cat” consumption; consistent with the foregoing, we license our Platform to the residential real estate industry and niche sports verticals like hunting and fishing. Our platform uses machine learning (A.I.) that interpolates the user behavior data through their online social activity to better connect the right people and businesses together, at the right time when online in our social network. Contrary to other social networks and E-Commerce systems like Facebook and Amazon where everyone is grouped together and forced to listen to the white noise, our Platform increases online user connectivity and stronger relationships between businesses and their customers.

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

Business of MjLink.com Inc. (Cannabis and Hemp Industry Platforms)

MjLink’s technology platform consists of four separate and unique private social networks powered by AI and Blockchain technology, with a total of 21 sites and apps in the entire MjLink network. In total, the MjLink network provides the cannabis industry with a singular platform for social networking, product and dispensary search, digital content distribution, advertising, video conferencing and virtual investment conferences, mobile app and website building tools, learning management, and online event solutions. MjLink supports user groups that make up the cannabis industry worldwide, attracting an average of more than 4 million visits each month throughout our combined sites and apps, from an average of more than 120 countries worldwide.

MjLink’s goal is to become the highest regarded technology and event company in the cannabis and hemp industry worldwide. Due to MjLink’s unique positioning after 7 years of operations, and having developed four separate and unique social networks that are used in more than 120 countries, we believe that there are considerable monetization opportunities by executing MjLink’s business plan in which traditional trade shows and conferences are complimented 365 days a year by its niche social networks and business application tools.

Neither we or MjLink cultivate, dispense or sell hemp, cannabis or any derivatives of the cannabis plant, such as infused products.

MjLink’s Cannabis and Hemp Industry Social Networks and Event Platform

MjLink’s technology platform consists of four separate and unique private social networks depicted below that is powered by AI and Blockchain technology, with a total of 21 sites and apps in the entire MjLink network. In total, the MjLink network provides the cannabis industry with a singular platform for:

●	Social Networking powered by AI social matching and blockchain technology

●	Product and Dispensary Search

●	Digital Content Distribution

●	Video and HTML5 interactive AI powered advertising

●	Live Video Conferencing and Virtual Conferences

●	Mobile App and Website Building Tools

●	Learning Management System

●	Digital Event SaaS

●	5G-compliant Big Data

●	5G-compliant simulcasting of events and social networking

●	5G-compliant Internet of things (for seed to sale tracking applications)

MjLink support user groups that make up the cannabis industry worldwide attract an average of more than 4 million visits each month throughout its combined sites and apps of more than 120 countries worldwide.

1. MjLink.com Social Network

MjLink.com is a B2B social network that operates similar to LinkedIn, connecting industry operators and entrepreneurs together online and through regional and national cannabis events; however, MjLink operates with important distinguishing characteristics by providing cannabis and hemp related business professionals with better cannabis/hemp networking platform compared to LinkedIn, that is:

●	free of spammers

●	free of white noise

●	specifically designed for the type of Cannabis or Hemp business and according to how each business operates

2. Weedlife.com Social Network

WeedLife.com is a C2C social network that functions much like Facebook and MeetUps for cannabis enthusiasts. Launched in January 2013, it is now one of the largest cannabis-only social networks worldwide used by people in more than 120 countries. WeedLife is used primarily by consumers and caregivers online, as well as bud tenders and dispensaries that connect with their customers.

3. HempTalk.com Social Network

HempTalk.com is a social marketplace for industrial hemp and CBD companies, consumers and industry experts. HempTalk is designed for distributing information and education materials about the emerging hemp industry. HempTalk.com allows for CBD and hemp companies to use ecommerce and affiliate marketing to reach and service more online customers.

4. MjInvest.com Social Network

MjInvest.com is a private investor network for the cannabis industry. The investor network is complimented by MjLink’s New York and Los Angeles based MjMicro Conferences. MjInvest provides public and private C-level executives the ability to connect and pitch their companies online to existing and potential shareholders, analysts, family offices, venture funds and accredited investors.

MjMicro Conference, produced by the MjInvest Social Network

The MjMicro Conference is an invitational forum that unites publicly traded and private cannabis companies led by seasoned executives with next level, high net worth investors. C-level executives from presenting firms have the opportunity to meet one-on-one with next-level private and institutional investors, with a focus on discussing structured investments that will provide opportunities for business expansion and growth. The investment conference draws in speakers from the top investment firms and accredited investors, looking to connect with top C-level executives in the cannabis and hemp industry. MjInvest then provides those same investors and C-level executives the ability to virtually connect and present year-round, through the MjInvest.com investor network and through monthly virtual conferences that take place one to three times monthly.

The MjLink network of websites and apps are built into our four social networks described above with a total of 21 individual domains and applications.

A.I. and Blockchain Technology

MjLink connects the millions of international cannabis and hemp consumers, business professionals, companies and brands every year that make up the growing industry. MjLink uses state-of-art A.I. and Blockchain technology in our networks that allows our platforms to learn the online social behavior of the users, to better connect people together with brands, advertising and one another. The end result is strong user retention, longer session times, and greater advertising opportunities for the professionals and brands in the cannabis and hemp industries.

Cannabis and Hemp Event Platforms

MjLink is changing the way industry events and post their live event(s) are conducted by integrating them into our social networking platforms the rest of the year. Think of LinkedIn, producing career fairs and industry trade shows around the country, to further enhance usefulness of their platform. MjLink enhances its platform by leveraging the user-ship from our cannabis and hemp industry social networks, and then connect those users with local, regional and national events to conduct business both in person, and online with our four unique social networks, WeedLife.com, MjLink.com, HempTalk.com and MjInvest.com.

MjLink launched the first of its social network “powered” conferences in 2019, the MjMicro Investor Conference, and plans to launch three new event scale consumer festivals.

MjLink intends to develop and drive our revenue growth through the MjMicro Physical Conferences and the MjMicro Virtual Conferences that are held on our MjInvest.com investor network. We will accomplish this by dedicating capital raised through a debt or equity offering or a Regulation A Offering and by devoting additional corporate resources necessary to the production of more frequent online events and increasingly larger physical events that will be held in emerging growth markets in both the cannabis and hemp industries. MjLink’s goal with this strategic approach is to enhance our financial performance, while increasing both profit and gross margins. As legalization of cannabis for both medical and recreational markets continue to develop nationally and internationally, MjLink believes that its strategic shift to providing larger investor events in developing markets, as well as more frequent online events, will position it as the leader in virtual and physical investor events in the industry worldwide.

As a proof of model, MjLink held its first MjMicro Virtual Conference on January 29th, 2020, with an average online attendance per company of 91 investors watching each of the presenters live. This was more than 400% the average audience size for presenters that pitched at the MjMicro physical conferences that we held in NYC and Beverly Hills in 2019. Over the 7 days following the live virtual conference event, an average of 150 additional online investors watched the recordings of each presenting company, overwhelming proof that the online investor audience using the MjInvest.com investor platform (the same audience that is invited to the MjMicro physical conferences) find great value and convenience in getting access to companies, their C-level execs and the investment opportunities, online.

Revenue Generation

Social Life Network generates revenues through 4 primary sources:

1.	License Agreements - We generate revenue through licensing agreements from which we receive an annual license fee or a percentage of net profits.

2.

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

3.

Digital Marketing - We provide business professionals with monthly subscriptions that enhance their online marketing and branding through our online business directory and online review management system. This marketing service allows a business to spotlight their online business listing, customer reviews and special offers and coupons, to our website network visitors.

4.	In addition to the existing online applications, MjLink’s management is focused on launching three new divisions that will provide incubation of early stage cannabis tech companies, B2B and B2C trade-shows, and M&A of cannabis technology companies.

MjLink generates revenues through five primary sources:

1.	Online advertising throughout all four of our social networks and the 21 websites and mobile apps that we operate;

2.	Monthly digital subscriptions, providing business professionals with digital services that boost their marketing and online influence;

3.	Annual subscription, providing investor platform for C-level execs to conduct live and pre-recorded investment pitches and roadshows;

4.	Attendance and sponsorships to participate at our MjMicro Investor Conferences that MjLink produces one to three times per year; and

5.	Monthly MjMicro Virtual Online Conferences, produced one to three times per month, where companies pay us an annual fee for allowing executives to present their companies to our online investor audience.

Revenue is generally impacted by the number of events, size of attendance, volume of sponsorship and attendee sales, admission prices, and access fees to MjInvest.com. Event costs are included in direct operating expenses and are typically substantial in relation to revenues. Since the fees and costs are typically within a range for these events, significant increases or decreases in event revenue will generally result in comparable changes to operating income.

We utilize a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through the MjMicro Events, including advertising on our websites, co-sponsorship arrangements and commercial vendor booths at MjMicro. MjMicro drives increased advertising scale to further monetize the MjInvest platform through branded media content, corporate sponsorship and allowing those seeking investments to find investors. We work with our clients to help create marketing programs that drive their business goals and connect investors directly with Minivet’s audience. We also work with other commercial businesses operating within the cannabis industry by providing vendors with tables and trade booths to help drive awareness of the vendor’s business by connecting with MjMicro’s vast international investor base.

Contingent upon adequate financing, MjMicro plans to conduct one to three virtual events per month, that are complemented by one to three physical events per year.

Operations

We currently operate and support the ongoing technology maintenance of our online social network platform in the cannabis and hemp industry for users from about 120 countries that access it each month. We also operate and support the ongoing technology maintenance and upgrades of our licensees’ social networks in the United States for the Sports Social Network and the Real Estate Social Network.

Our Market

Our market is intentionally broad and includes engagement-based organizations, consumer brands, ad agencies, online marketers, advertisers, sponsors, social media celebrities, entertainment celebrities and performance artists, large and small enterprise users, religious organizations, health care providers, network marketing and multi-level marketing companies, media companies, major motion picture studios, social media companies, schools and training facilities, and virtually any other person or organization that seeks to attract, engage, and communicate with prospects, customers, consumers, fans, followers, patients, friends, and subscribers, among others, online, utilizing automated, interactive technology.

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

Our marketing consists of:

●	Trade Shows & Conferences

●	Print Advertising

●	Public Relations and IR

●	Digital Advertising

●	Social Media

●	Online Influencers

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

Competitive Advantages

Our competitive advantage is that we are solely dedicated to niche industries that business and consumer users that do not feel comfortable sharing content and information on other social networks like Facebook, LinkedIn and Twitter, as it may either jeopardize their personal and professional reputations or be completely lost in the white-noise of billions of other posts. Additionally, we have developed specialized features for these niche industries that incorporates E-Commerce directly into a users’ social networking account. This integration of E-Commerce directly into social networking sets our Platform apart from our current competitors.

MjLink, launched in 2013, is one of the oldest and largest technology platform for the cannabis and hemp industry globally, with the largest technology tool-set ever built into one single platform; that includes a social networking platform, API connectivity to other platforms and industry software, artificial intelligence (AI) and blockchain powered data science (AI Big Data), free and premium marketing applications for business users (a website builder and mobile app builder platform for business users), AI driven user profiling for better connection recommendations, blockchain powered search algorithm that indexes ever cannabis and hemp website in the world, AI driven privacy and monitoring system for user safety, and an e-commerce marketplace for legal hemp retail businesses to sell and manage inventory online.

Contingent upon adequate financing, we plan to identify and acquire best-in-breed technology companies that service the industry worldwide. Our technology platform was built from day-1 with this intent in mind, ready for easy and fast integration of other technology platforms into ours. Over the past 7 years, we have successfully tested and integrated our platform with other tech companies programming, to include PHP, JAVA, Python, ColdFusion, ASP.NET, JavaScript, C++, HTML, CSS, SQL, Ruby and Google Go. With this technology edge, we will actively look to “role-up” the best, available technology companies in the industry in effort to make MjLink the “Google” of the cannabis and hemp industry worldwide.

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

Planned Future Growth

As the legalization of cannabis and hemp markets continue to develop globally, we believe that a strategic shift to focusing on larger developed industry segments like the emerging CBD industry, the international investment community, and the networking of small business professionals, will present us with attractive growth and opportunities. Furthermore, we have identified the opportunity to use our social networks in each of these industry segments to drive attendance to the conferences and trade shows that we are launching. This will create a synergistic relationship between these events that are held throughout the year, and our social networks that connect the attendees the rest of the year. We believe that growing this part of our business will result in longer usage and increased user acquisition of our social networks (from existing and potential members), resulting in greater long-term revenue potential.

Intellectual Property

Our technology platform and associated applications, features and functionality are comprised of proprietary software, code and know-how that are of key importance to our business plan.

Research and Development

We spent zero dollars on research and development during each of the years ended December 31, 2019 and 2018.

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

Employees and Consultants

We currently operate with 7 full time employees and we also employ consultants on an as-needed-basis to provide specific expertise in areas of software design, development and coding, content creation, and other business functions including marketing and accounting. To date we have 6 consultants.

By year end 2020, we are planning to hire as many as 20 full-time sales representatives, 10 full-time marketing and social media employees, 5 full-time production and customer support employees, and 4 part-time and 3 full-time executives, and management staff for our cannabis and hemp social network expansion plan, all of which is contingent upon adequate funding and/or financing.

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

Raw Materials

We do not use raw materials in our business.

Significant Developments

During 2018, there were the following significant developments:

●	On December 4, 2018, our Chief Executive Officer presented at the December 5, 2018 Virtual Investor Conference.

●	On December 4, 2018, MjLink presented its corporate presentation at the 11th Annual LD Micro Main Event in Los Angeles, California.

●	On December 20, 2018, MjLink launched a new video and display advertising network on our cannabis business social network.

●	On December 28, 2018, we launched a new video conferencing paid feature to our LikeRe.com real estate social network.

There were the following significant developments in 2019.

●	On January 2, 2019, we launched a new iTunes and Android mobile app for the FutPost.com soccer social network.

●	On January 7, 2019, HuntPost.com social network, which is directed to the hunting and fishing community, launched an e-commerce marketplace where consumers and industry vendors may sell their goods.

●	On January 15, 2019, we launched a new iTunes and Android mobile app for the HuntPost.com hunting and fishing social network.

●	On January 21, 2019, we launched a new iTunes and Android mobile app for the LikeRE.com real estate social network.

●	On June 25, 2019, we launched a new division, the MjMicro Cap Conference in New York, New York.

●	On October 16, 2019, we held our second MjMicro Cap Conference in Beverly Hills, sponsored by PiperJaffray, Roth Capital Partners and 54 of the top hemp and cannabis companies in North America.

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

In their report dated March 19, 2019, our independent registered public accounting firm, B F Borgers CPA PC, stated that our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $31,563,493 at December 31, 2019, had a net loss of $3,857,948 and used net cash of 1,902,563 in operating activities for the twelve months ended December 31, 2019. (the net loss and accumulated deficit consist of $2,087,083 of non-cash stock-based compensation expense.) These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. Although we may be successful in obtaining financing and/or generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such funding will be achieved at a sufficient level or that we will succeed in our future operations.

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

Customer complaints and negative publicity regarding our products and services may hurt our business and reputation.

We may receive complaints or claims from threatened legal action or lawsuits from dissatisfied customers regarding the quality of media content distributed through our brand, networking events, promotions, and MjInvest. These claims may not be covered by our insurance policies. Any resulting negative publicity and/or litigation could be costly for us, divert management attention, result in increased costs of doing business, or otherwise have a material adverse effect on our business and results of operations.

Litigation may adversely affect our business, financial condition, and results of operations

From time to time in the normal course of its business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our s operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may be unavailable at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of the insurance coverage for any claims could have a material adverse effect on our business, results of operations, and financial condition.

If we fail to develop or acquire technologies that adequately serve changing consumer behaviors and support our evolving business needs, our business, financial condition and prospects may be adversely affected.

In order to respond to changing consumer behaviors, we need to invest in new technologies and platforms to deliver content and provide products and services where consumers demand it. If we fail to develop or acquire the necessary consumer-facing technologies or if the technologies we develop or acquire are not received favorably by consumers, our business, financial condition and prospects may be adversely affected. In addition, as our business evolves and we develop new revenue streams, we must develop or invest in new technology and infrastructure that satisfy the needs of the changing business; if we fail to do so, our business, financial condition and prospects may suffer. Further, if we fail to update our current technology and infrastructure to minimize the potential for business disruption, our business, financial condition and prospects may be adversely affected.

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

Our future success will depend on our key executive officers and our ability to attract, retain, and motivate qualified personnel.

We are highly dependent on our management team consisting of Kenneth Tapp, our Chief Executive Officer/Chief Technology Officer, and Mark DiSiena, our Chief Financial Officer. Our future success largely depends upon the continued services of our executive officers and management team. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may be unable to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers joins a competitor or forms a competing company, we may lose some of our customers and potential customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could have a material adverse effect on our business, results of operations, and financial condition.

Our continuing ability to attract and retain highly qualified personnel will also be critical to our success because we will need to hire and retain additional personnel as its business grows. There can be no assurance that we will be able to attract or retain highly qualified personnel. We face significant competition for skilled personnel in our industries. This competition may make it more difficult and expensive to attract, hire, and retain qualified managers and employees. Because of these factors, we may be unable to effectively manage or grow our business, which could have a material adverse effect on our business, results of operations, and financial condition and as a result, the value of your investment could be significantly reduced or completely lost.

Should we lose our advertising or digital subscription or digital marketing or events revenues during any given period that have historically represented the majority of our revenues, our financial condition will be negatively affected.

We have generated a majority of our revenue for the first nine months ended 2019 from digital marketing, microcap events, and digital subscription services of MjInvest.com. The loss of the majority of our revenues in future periods in any of these revenue categories will negatively and materially affect our results of operations.

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

We have generated a majority of our revenue in 2018, and 2019 from licensing, event, and digital marketing revenues, respectively; the loss of the majority of our revenues in future periods will negatively affect our results of operations.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this annual report, our executive officers and directors and their respective affiliates beneficially own approximately 45.5% of our outstanding voting stock, including our Chief Executive Officer who owns 33.8% of our voting securities. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

During our 2019 fiscal year and for the 12-months ended December 31, 2018, $250,000 or 51.8%, and December 31, 2018, $215,000 or 97.5%, respectively, of our total revenues were generated from related party revenue; there are conflicts of interest between our officers’ interests who are also officers of our licensees and our shareholders’ interests.

During our 2019 fiscal year and for the 12-months ended December 31, 2018, $250,000 or 51.8%, and December 31, 2018, $215,000 or 97.5%, respectively, of our total revenues were derived from license fees we received from Real Estate Social Network and Sports Social Network, which revenues are related party revenues. We have a “software as a service” (SaaS) license agreement with Sports Social Network, which provides that Sports Social Network, Inc. pays a license fee of $125,000 per year for a period of two years and thereafter we receive twenty percentage of their net profits from the sale of online advertising and collected E-Commerce fees on their niche sports social networks from every country around the world that they provide access to their websites and mobile apps that we provide through the licensing agreement. They currently have social networks that are used by the Hunting and Fishing industry, the Racket Sports industry, the Golf industry and the Soccer industry. They plan to launch over the coming twelve to twenty-four months, a niche Auto Racing social network, a niche Skiing and Snowboarding social network, and a private little league sports social network for children, parents and coaches.

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

Our Chief Executive Office, Kenneth Tapp, owns 28.1% of our outstanding shares and is also the Chief Technology Officer of Real Estate Social Network. and the Chief Technology Officer of the Sports Social Network and owns approximately 40% each of those entities through LVC Consulting, LLC, of which he is the only member. Our prior-Chief Financial Officer, Andrew Rodosevich, owns 6.9% of our outstanding shares and is a Managing Member of Real Estate Social Network and Sports Social Network and owns approximately 10% of those entities through Rodosevich Investments, LLC, of which Andrew Rodosevich is the sole member. Our related party revenues present conflicts of interests between our officers’ interests and our shareholders” interests, which may favor the interests of our officers over that of our shareholders.

The license fees we received from our related parties who are also our licensees, Sports Social Network and Real Estate Social Network, may be undervalued because the license agreements were negotiated between related parties.

Our Chief Executive Officer and Chief Financial Officer negotiated the license fee agreements with our related parties/licensees, Sports Social Network and Real Estate Social Network. Our Chief Executive Officer, Kenneth Tapp, owns 28.1% of our outstanding shares and is also the Chief Technology Officer of Real Estate Social Network and Sports Social Network and owns approximately 40% each of those entities through LVC Consulting, LLC, of which he is the only member. Our prior-Chief Financial Officer, Andrew Rodosevich, owns 6.9% of our outstanding shares and is a Managing Member of Real Estate Social Network and Sports Social Network and owns approximately 10% of those entities through Rodosevich Investments, LLC, of which Andrew Rodosevich is the sole member, and have conflicts of interest between their interests and our shareholders’ interests.

Because the license agreements were negotiated between related parties, the license granted to these related parties may have been undervalued, which may have otherwise resulted in a higher amount of license fees being paid by other licensees to us.

Our MjLink related business is highly competitive; competition presents an ongoing threat to the success of our business.

We face significant competition with respect to our Cannabis/Hemp Social Networks, including WeedMaps.com, Leafly.com, Akerna, which offer a variety of online advertising and e-commerce offerings. Cannabis information, networking, state specific legal cannabis businesses, and are intensely competitive. As such, we expect competition to intensify further in the future and we will be subject to competition for advertisers, well-established commercial cannabis information providers, media companies. Many of our competitors, including the competitors stated above, have greater capital resources, facilities and diversity of services and product lines, which will enable them to compete more effectively in this market. Competition may increase as a result of consolidation within the industry. We may be unable to differentiate our products and services from those of our competitors, or successfully develop and introduce new products and services that are less costly than, or superior to, those of our competitors, which could have a material adverse effect on our business, results of operations and financial condition.

We face significant competition across the media landscape, including from event productions, digital publishers, social media platforms, search platforms, digital and advertising/marketing services, which we expect will continue, and as a result we may be unable to maintain or improve our operating results.

We compete with other event planners for market share and for the time and attention of consumers. The proliferation of choices available to consumers for information and business connections has resulted in audience fragmentation and has negatively affected overall consumer demand for visiting events. We also compete with digital publishers and other forms of media, including social media platforms, search platforms, portals and digital marketing services. The competition we face has intensified as a result of the growing popularity of mobile devices, such as smartphones and social-media platforms, and the shift in consumer preference from print media to digital media for the delivery and consumption of content, including video content. websites or use our digital applications directly. Given the ever-growing and rapidly changing number of digital media options available on the Internet, we may be unable to increase our online traffic sufficiently and retain or grow a base of frequent visitors to our websites and applications on mobile devices. In addition, the ever-growing and rapidly changing number of digital media options available on the Internet may lead to technologies and alternatives that we are unable to offer.

The proliferation of new platforms available to advertisers may affect both the amount of advertising that we are able to sell as well as the rates advertisers are willing to pay. Our ability to compete successfully for advertising also depends on our ability to drive scale, engage digital audiences and prove the value of our advertising and the effectiveness of our digital platforms, including the value of advertising adjacent to high quality content, and on our ability to use our brands to continue to offer advertisers unique, and multi-platform advertising programs. If we are unable to demonstrate to advertisers the continuing value of our digital platforms or offer advertisers unique advertising programs tied to our brands, business, financial condition and results of operations may be adversely affected.

Our Chief Executive Officer has potential conflicts of interest because of his interests in entities with which we have license agreements.

Our Chief Executive Officer is also the Chief Technology Officer of our licensees, Real Estate Social Network and Sports Social Network, and owns approximately 40% of each such entity through a limited liability company of which he is the sole member. We have a license agreement with Real Estate Social Network providing that they will pay us 20% of the net profits from all monthly member subscriptions and online advertising sales, paid annually, on the 31st day of January for the preceding year. We also have a license agreement with Sports Social Network providing that they will pay us $125,000 annually for the first two years of this agreement (a total of $250,000 for the first two years), and thereafter will receive 20% of the net profits from all online advertising sales and collected E-Commerce fees, paid monthly with the option to pay any outstanding licensing fees annually, and to be received by us no later than the 31st day of January for the preceding year. Our Chief Executive Officer owns 28.1% and of our outstanding shares. Accordingly, our Chief Executive Officer has potential conflicts of interest between his interests in Real Estate Social Network and Sports Social Network and our interests, which may result in them favoring the interests of those networks over our interests and that of our shareholders.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this annual report, our executive officers and directors and their respective affiliates beneficially own less than 75% of our outstanding voting stock, including our Chief Executive Officer who owns 28.1% of our voting securities. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our company’s other stockholders may vote, including the following actions:

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

Consolidation of our competitors in the markets in which we operate could place us at a competitive disadvantage and reduce our potential profitability.

We operate in an industry which is highly fragmented due to the regulatory environment. However, there may be a trend or competitive advantage among our competitors to consolidate or acquire value-added assets or scale operations through brand recognition. Consolidation of our competitors may jeopardize the strength of our competitive position in one or more of the markets in which we operate and any operational advantages or assets that we own. Losing some of those advantages or assets could have a material adverse effect on our business, results of operations, and financial condition.

The outbreak  of the coronavirus may negatively impact our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and could adversely affect our business, results of operations and financial condition, including attendance at our MjMicro events.  The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

We must successfully maintain and/or upgrade our information technology systems.

We rely on various information technology systems, including our newly licensed NetSuite enterprise resource planning (ERP) system, that was implemented in the first quarter of Fiscal 2019 to manage our operations, which subjects us to inherent costs and risks associated with maintaining, upgrading, replacing and changing these systems, including impairment of our information technology, potential disruption of our internal control systems, substantial capital expenditures, demands on management time and other risks of delays or difficulties in upgrading, transitioning to new systems or of integrating new systems into our current systems.

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

Security breaches and other disruptions could compromise the information that we maintain and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we may collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers and business partners, and personally identifiable information of our customers, in our data centers and on its networks. The secure processing, maintenance and transmission of this information is critical to our business strategy, information technology and infrastructure and we may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our network, services and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, and disruption to our operations and the services it provides to customers. This often times results in a loss of confidence in our products and services, which could adversely affect our ability to earn revenues and competitive position and could have a material adverse effect on our business, results of operations, and financial condition.

The products and services that we develop will result in increased costs.

We expect that our development costs to increase in future periods as we expand into new areas, and such increased costs could negatively affect our future operating results. We expect to continue to expend substantial financial and other resources on our current business operations and the creation of organized live-event experiences and digital marketing and advertising initiatives. Furthermore, we intend to invest in marketing, licensing and product development programs, as well as associated sales and marketing programs, and general administration. These investments may not result in increased revenue or growth in the business. Our failure to materially increase our revenues could have a material adverse effect on our business, results of operations, and financial condition.

Our inability to effectively control costs and still maintain our business relationships, could have a material adverse effect on our business, results of operations, and financial condition.

It is critical that we appropriately align our cost structure with prevailing market conditions to minimize the effect of economic downturns our its operations and, in particular, to build and maintain our user relationships. Our inability to align our cost structure in response to economic downturns on a timely basis could have a material adverse effect on our business, results of operations, and financial condition. Conversely, adjusting the cost structure to fit economic downturn conditions may have negative effects during an economic upturn or periods of increasing demand for services/products. If we too aggressively reduce our costs, we may not have sufficient resources to capture opportunities for expansion and growth and meet customer demand. Our inability to effectively manage resources and capacity to capitalize on periods of economic upturn could have a material adverse effect on our business, results of operations, and financial condition.

If we are unable to accurately predict and respond to market developments or demands, its business, results of operations and financial condition will be adversely affected.

The cannabis industry is characterized by rapidly evolving technology, government regulations and methodologies, which makes it difficult to predict demand and market acceptance for our services/products. In order to succeed, we need to adapt the products we offer in order to keep up with technological developments and changes in consumer needs. We cannot guarantee that we will succeed in enhancing our services/products or developing or acquiring new services/products or features that adequately address changing technologies, user requirements and market preferences. We also cannot assure you that the products and services we offer will be accepted by end users. If the products and services that we offer are not accepted by customers, they will no longer purchase them, which could have a material adverse effect on our business, results of operations, and financial condition. Changes in technologies, industry standards, the regulatory environment and customer requirements, and new product introductions by existing or future competitors, could render our existing services/products obsolete and unmarketable, or require us to enhance current products/services or develop new products and services. This may require us to expend significant amounts of money, time, and other resources to meet these demands, which could strain its personnel and financial resources. Furthermore, many modernization projects deal with customer mission critical applications, and therefore encapsulate risk for the customer.

We may be unable to identify, purchase or integrate desirable acquisition targets, future acquisitions may be unsuccessful, and we may not realize the anticipated cost savings, revenue enhancements or other synergies from such acquisitions.

We plan to investigate and acquire strategic businesses with the potential to be accretive to earnings, increase our market penetration, brand strength and its market position or enhancement of our existing product and service offerings. There can be no assurance that we will identify or successfully complete transactions with suitable acquisition candidates in the future. Additionally, if we were to undertake a substantial acquisition, the acquisition may need to be financed in part through additional financing through public offerings or private placements of debt or equity securities or through other arrangements. There is no assurance that the necessary acquisition financing will be available to us on acceptable terms if and when required. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. We may also unknowingly inherit liabilities from acquired businesses or assets that arise after the acquisition and that are not adequately covered by indemnities. In addition, if an acquired business fails to meet our expectations, its operating results, business and financial position may suffer.

We have not conducted an evaluation of the effectiveness of our internal control over financial reporting and will not be required to do so until 2020; if we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and our common stock market price may be negatively affected.

As a public company, we will be required to maintain internal control over financial reporting for the year ending December 31, 2020 and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ending December 31, 2020, provide a management report on the internal control over financial reporting, which must be attested to by its independent registered public accounting firm to the extent we decide not to avail ourselves of the exemption provided to an emerging growth company, as defined by Jobs Act. Since we have not conducted an evaluation of the effectiveness of its internal control over financial reporting, we may have undiscovered material weaknesses. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal control over financial reporting required to comply with this obligation, which process may be time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, we may be unable to assert that our internal control over financial reporting are effective, or if its independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting, if and when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected and/or we may become subject to regulatory actions.

If we fail to maintain an effective system of internal controls, we may be unable to accurately report our financial results or prevent fraud; as a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results will likely be harmed. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that any measures we implement will ensure that we achieve and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information and materially harm our business, which would have a negative effect on our operations.

We have not yet finalized our internal controls policies and procedures over financial reporting.

We are in the process of developing and implementing more robust internal controls over financial reporting, which is time consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if our management is unable to assert, when required, that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to attest, when required, to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources

We may be unable to effectively manage our growth or improve our operational, financial, and management information systems, which could have a material adverse effect on our business, results of operations, and financial condition.

In the near term and contingent upon raising adequate funds from this Offering, we intend to expand our operations significantly to foster growth. Growth may place a significant strain on our business and administrative operations, finances, management and other resources, as follows:

●	The need for continued development of financial and information management systems;

●	The need to manage strategic relationships and agreements with manufacturers, customers and partners; and

●	Difficulties in hiring and retaining skilled management, technical, and other personnel necessary to support and manage the business.

Should we fail to successfully manage growth could, our results of operations will be negatively affected.

If we fail to protect or develop our intellectual property, business, operations and financial condition could be adversely affected.

Any infringement or misappropriation of our intellectual property could damage its value and limit its ability to compete. We may have to engage in litigation to protect the rights to our intellectual property, which could result in significant litigation costs and require a significant amount of management time and attention. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those that we develop.

We may also find it necessary to bring infringement or other actions against third parties to seek to protect its intellectual property rights. Litigation of this nature, even if successful, is often expensive and time-consuming to prosecute and there can be no assurance that we will have the financial or other resources to enforce its rights or prevent other parties from developing similar technology or designing around our intellectual property.

Our trade secrets may be difficult to protect.

Our success depends upon the skills, knowledge, and experience of our technical personnel, consultants and advisors. Because we operate in several highly competitive industries, we rely in part on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers, and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third party’s confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property.

These confidentiality, inventions and assignment agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case will be unable to prevent the use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could have a material adverse effect on our business, results of operations, and financial condition.

The consideration being paid to our management is not based on arms-length negotiation.

The compensation and other consideration we have paid or will be paid to our management has not been determined based on arm’s length negotiations. While management believes that the consideration is fair for the work being performed, we cannot assure that the consideration to management reflects the true market value of its services.

There are risks associated with the proposal expansion of our business.

Any expansion plans that we undertake to increase or expand our operations entail risks, which may negatively impact our potential profitability. Consequently, investors must assume the risk that (i) such expansion may ultimately involve expenditures of funds beyond the resources available to us at that time, and (ii) management of such expanded operations may divert management’s attention and resources away from its existing operations, any of which factors could have a material adverse effect on our business, results of operations, and financial condition. We cannot assure investors that our products, services, or controls will be adequate to support anticipated growth of our operations.

We are subject to data privacy and security risks

Our business activities are subject to laws and regulations governing the collection, use, sharing, protection and retention of personal data, which continue to evolve and have implications for how such data is managed. In addition, the Federal Trade Commission (the “FTC”) continues to expand its application of general consumer protection laws to commercial data practices, including to the use of personal and profiling data from online users to deliver targeted Internet advertisements. Most states have also enacted legislation regulating data privacy and security, including laws requiring businesses to provide notice to state agencies and to individuals whose personally identifiable information has been disclosed as a result of a data breach.

Similar laws and regulations have been implemented in many of the other jurisdictions in which we operate, including the European Union. Recently, the European Union adopted the General Data Protection Regulation (“GDPR”), which is intended to provide a uniform set of rules for personal data processing throughout the European Union and to replace the existing Data Protection Directive (Directive 95/46/EC). Fully enforceable as of May 25, 2018, the GDPR expands the regulation of the collection, processing, use and security of personal data, contains stringent conditions for consent from data subjects, strengthens the rights of individuals, including the right to have personal data deleted upon request, continues to restrict the trans-border flow of such data, requires mandatory data breach reporting and notification, increases penalties for non-compliance and increases the enforcement powers of the data protection authorities. In response to such developments, industry participants in the U.S., and Europe have taken steps to increase compliance with relevant industry-level standards and practices, including the implementation of self-regulatory regimes for online behavioral advertising that impose obligations on participating companies, such as us, to give consumers a better understanding of advertisements that are customized based on their online behavior. We continue to monitor pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments, including any changes required in our data privacy and security compliance programs.

We are an Emerging Growth Company and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

For as long as we continue to be an Emerging Growth Company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Common Stock less attractive because it will rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for its Common Stock and its stock price may be more volatile.

We will remain an Emerging Growth Company until the earliest of (i) the end of the fiscal year in which the market value of its Common Stock that is held by non-affiliates exceeds $700 million as of June 30, (ii) the end of the fiscal year in which it has total annual gross revenue of $1 billion or more during such fiscal year, (iii) the date on which it issues more than $1 billion in non-convertible debt in a three-year period or (iv) five years from the date of this proxy statement.

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

On September 28, 2019, the Democratic-controlled House of Representatives voted to pass a bill protecting banks that work with the marijuana industry called the Secure and Fair Enforcement (SAFE) Banking Act of 2019. The bill aims to give clarification to banks and credit unions that serve cannabis companies with, for instance, business accounts for bill payments. Lobbyists have emphasized that many cannabis businesses end up “unbanked” and operating largely in cash, and that makes them targets for robberies and other crimes. Some analysts are skeptical the measure is likely to become law in 2019 as it faces a tough road in the Republican-controlled Senate while some believe Senator McConnell could go along with a pot banking bill to help Republicans in the 2020 elections.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our business, and we cannot predict the impact that future regulations may have on us.

Local, state and federal medical marijuana laws and regulations are broad in scope and they are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability, and financial condition.

In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. These potential effects could include, however, requirements for the revisions to our products to meet new standards, the recall or discontinuance of certain products, or additional record keeping and reporting requirements. Any or all these requirements could have a material adverse effect on our business, financial condition, and results of operations.

U.S. Federal and foreign regulation and enforcement may adversely affect the implementation of cannabis laws and regulations and may negatively impact our revenues, or we may be found to be violating the Controlled Substances Act or other U.S. federal, state, or foreign laws.

In December 2018, the Farm Bill was signed into law. Under section 10113 of the Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of USDA. A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally run program. This system of shared regulatory programming is similar to options states had in other policy areas such as health insurance marketplaces under ACA, or workplace safety plans under OSHA—both of which had federally-run systems for states opting not to set up their own systems. Non-cannabis hemp is a highly regulated crop in the United States for both personal and industrial production.

The law outlines actions that are considered violations of federal hemp law (including such activities as cultivating without a license or producing cannabis with more than 0.3 percent THC). The law details possible punishments for such violations, pathways for violators to become compliant, and even which activities qualify as felonies under the law, such as repeated offenses.

Section 12619 of the Farm Bill removes hemp-derived products from its Schedule I status under the Controlled Substances Act, but the legislation does not legalize CBD generally. CBD, with some minor exceptions, remains a Schedule I substance under federal law. The Farm Bill ensures that any cannabinoid—a set of chemical compounds found in the cannabis plant—that is derived from hemp will be legal, if and only if that hemp is produced in a manner consistent with the Farm Bill, associated federal regulations, association state regulations, and by a licensed grower. All other cannabinoids, produced in any other setting, remain a Schedule I substance under federal law and are thus illegal.

In October 2018, the United States Drug Enforcement Agency (“DEA”) rescheduled drugs approved by the United States Food and Drug Administration (“FDA”) which contain CBD derived from cannabis and no more than 0.1 percent tetrahydrocannabinols from Schedule I, the highest level of restriction with a high potential for abuse, to Schedule V, the lowest restriction with the lowest potential for abuse under the Controlled Substances Act (“CSA”). This ruling does not apply to Cannabidiol (“CBD”) products such as oils, tinctures, extracts, and other foods because they are not FDA approved.

In October 2018, the FDA was advised by the DEA that removing CBD from the CSA would violate international drug treaties to which the United States is a signatory. Specifically, the DEA explained that the United States would “not be able to keep obligations under the 1961 Single Convention on Narcotic Drugs if CBD were decontrolled under the CSA”.

Consequently, the FDA revised its recommendation and advised the DEA to place CBD in Schedule V—which applies to drugs with demonstrated medical value and deemed unlikely to cause harm, abuse, or addiction—instead. Nonetheless, the FDA declared that “[i]f treaty obligations do not require control of CBD, or the international controls on CBD…are removed at some future time, the above recommendation for Schedule V under the CSA would need to be revisited promptly.”

On May 22, 2018, the DEA released the Internal Directive Regarding the Presence of Cannabinoids in Products and Materials Made from the Cannabis Plant, which states “The mere presence of cannabinoids is not itself dispositive as to whether a substance is within the scope of the CSA; the dispositive question is whether the substance falls within the CSA definition of marijuana.”

Many CBD products are derived from cannabis. Some come from marijuana (“Marijuana-CBD”). Marijuana-CBD remains a Schedule I substance. Marijuana-CBD products may be legal under state law in states like Washington, Oregon, and California but their sale is only permitted through a state-regulated marijuana market in the respective state of legal cultivation. Marijuana-CBD products are only legal in states where they were cultivated and these products are heavily regulated at all stages of production, from seed-to-sale. These products come from licensed producers, are developed by licensed processors or manufacturers, and are sold to the public through licensed retailers or dispensaries. Marijuana-CBD products may also contain significant levels of THC.

On the other hand, CBD derived from industrial hemp (“Hemp-CBD”) can be argued as falling completely outside the CSA because the cultivation of industrial hemp was legalized by Section 7606 of the Agricultural Act of 2014 (the “2014 Farm Bill”). Industrial hemp is defined as the cannabis plant with less than .3% THC. The 2014 Farm Bill also requires that industrial hemp to be cultivated under a state agricultural pilot program. Some states also require a license to cultivate or process industrial hemp into other products like Hemp-CBD.

The distribution of Hemp-CBD products is arguably legal under federal law because the 2014 Farm Bill does not explicitly limit distribution. In oral arguments during HIA v. DEA, the DEA admitted that the 2018 Farm Bill pre-empted the CSA with regards to industrial hemp. The DEA has rarely taken any enforcement action against distributors of Hemp-CBD, in part because Congress has limited the DEA’s ability to use federal funds to do so and because the DEA would have to legally establish that the CSA does in fact cover Hemp-CBD. However, the DEA, FDA, and other federal agencies issued guidance in 2016 stating that the 2014 Farm Bill did not permit the interstate transfer or commercial sale of industrial hemp. Several states like Idaho prohibit the distribution of Hemp-CBD. Other states like Ohio, Michigan, and California significantly restrict the distribution of Hemp-CBD.

Even though Hemp-CBD does not fall within the CSA, Hemp-CBD products have not been approved by the FDA. This is also true of Marijuana-CBD. This means that even cannabis derived Marijuana-CBD and Hemp-CBD products containing less than .1% THC are not approved CBD drugs for lack of FDA approval.

There is always some risk of enforcement action against Hemp-CBD distributors, as the budgetary restriction that prevented the DEA from using funds to prosecute industrial hemp distributors expired on September 30, 2018. It is also possible that the FDA could take a more aggressive approach to limit the distribution of CBD products.

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

The board of directors has the power to establish the dividend rates, liquidation preferences, and voting rights of any series of preferred stock, and these rights may be superior to the rights of holders of the Shares. The board of directors may also establish redemption and conversion terms and privileges with respect to any shares of preferred stock; as such, if we establish such terms and privileges to our preferred shares and we sell or issue preferred shares in future transactions to new investors such investors in subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock. Any such preferences may operate to the detriment of the rights of the holders of the Shares, and further, could be used by the board of directors as a device to prevent a change in control of the Registrant, include additional voting power to our officers giving them control over a majority of our outstanding voting power, enabling them to control future stock-based acquisition transactions, to fund employee equity incentive programs, and give them the ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters

We expect to seek additional financing in order to provide working capital to our business. Our board of directors has the power to issue any or all of such authorized but unissued shares at any price they consider sufficient, without stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders

Future sales and issuances of our capital stock, exercise of warrants outstanding or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

We may issue additional securities and future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. Additionally, because we have 16,300,020 Warrants outstanding, which are exercisable for five cents per share with a warrant exercise period of 5 years, any material exercise of the Warrants will because substantial dilution to your shares.

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

ITEM 2. PROPERTIES

Our executive and administrative office is located at 3465 Gaylord Court, Suite A509, Englewood, Colorado 80113.

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

Quarter Ended	High Bid	Low Bid
December 31, 2019	$0.125	$0.015
September 30, 2019	$0.139	$0.072
June 30, 2019	$0.190	$0.070
March 31, 2019	$0.195	$0.081
December 31, 2018	$0.150	$0.150
September 30, 2018	$0.127	$0.127
June 30, 2018	$0.120	$0.120
March 31, 2018	$0.095	$0.158

On March 18, 2020, the closing price of our common stock as reported by the OTC Markets Group was $0.0002 per share.

Transfer Agent

Our transfer agent is Pacific Stock Transfer Company, located at 6725 Via Austin Parkway #300, Las Vegas, NV 89119. Their telephone number is (702) 361-3033 and their fax number is (702) 433-1979.

Holders of Common Stock

As of March 19, 2019, there were 163 holders of record of our common stock and 306,775,379 shares of our common stock issued and outstanding.

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

Stock Warrants

During the twelve months ended December 31, 2019 and the years ended December 31, 2018, 2017, and 2016, we granted 1,594,853, zero, 9,900,020, and 6,400,000 warrants, respectively, to our parent’s company advisors and employees, totaling 17,894,873 warrants (the “17,894,873 Warrants”). Each warrant entitles the holder to one of our common stock share at an exercise price ranging from five to twenty cents, with a weighted average price of seven cents. The term of our parent’s warrants has a range from 3 to 5 years from the initial exercise date. The warrants will be expensed as they become exercisable beginning January 1, 2018 through April 11, 2024. During the three months ended September 30, 2019, 300,000 additional warrants vested, and as of September 30, 2019 the 17,894,873 Warrants are 100% vested. During the twelve months ended December 31, 2019, our parent executed a cashless conversion of 8,800,020 vested warrants in exchange for 4,400,010 common stock shares. The remaining 9,094,853 outstanding warrants are currently 100% vested to date. The aggregate fair value of the warrants before conversion totaled $3,977,301 and the aggregate fair value of the warrants after conversion totaled $2,244,800, which values are based on the Black-Scholes-Merton pricing model using the following estimates: exercise price ranging from $0.00 to $0.20, stock prices ranging from $0.015 to $0.65, risk free rates ranging from 1.60% - 2.72%, volatility ranging from 389% to 562%, and expected life of the warrants ranging from 3 to 5 years.

A summary of the status of the outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2016	6,400,000	$0.05		$-
Issued	9,900,020	$0.05		$-
Exercised	-	$-		$-
Expired	-	$-		$-
Outstanding, December 31, 2017	16,300,020	$0.05		$-

Exercisable, December 31, 2017	8,100,000	$0.05	$
Issued	-			$-
Exercised	-	$-		$-
Expired	-			$-
Outstanding, December 31, 2018	16,300,020	$0.05		$-

Exercisable, December 31, 2018	16,300,020	$0.05		$-
Issued	1,594,853	0.18		$-
Exercised	(8,800,020)	0.00		$-
Expired	-	-		-
Outstanding, December 31, 2019	9,094,853	$0.07		$-

Exercisable, December 31, 2019	9,094,853	$0.07		$0.32

Range of Exercise Prices	Number Outstanding 9/30/2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.00 to 0.20	9,094,853	3.53 years	$0.07

Convertible Note Payable

We have the following convertible notes payable as of December 31, 2019 and December 31, 2019:

Note	Funding Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2019	Balance at December 31, 2018

Note payable (A)	April 15, 2019	November 14, 2019	7%	$100,000	$-	-
Note payable (B)	April 15, 2019	April 14, 2022	10%	$67,500	-	-
Note payable (C)	May 24, 2019	December 23, 2019	10%	$80,000	80,000	-
Note payable (C)	July 3, 2019	February 2, 2020	10%	$160,000	80,000	-
Note payable (D)	June 12, 2019	June 11, 2020	12%	$110,000	100,000	-
Note payable (E)	June 26, 2019	March 25, 2020	12%	$135,000	135,000	-
Note payable (F)	August 7, 2019	August 6, 2020	10%	$100,000	100,000
Note payable (G)	August 21, 2019	August 20, 2020	10%	$148,500	49,500	-
Total notes payable					544,500	-
Note discount from beneficial conversion feature					-	-
Total notes payable, net of note discount					$544,500	-

(A)	On April 15, 2019, we completed a 7-month term original issue discount convertible note and other related documents with an unaffiliated third-party funding group to generate $100,000 in additional available cash resources with a payback provision due and was paid in full on November 14, 2019 of $117,700 which includes the original issue discount of $10,000 and interest of $7,700. In connection therewith, we issued 150,000 common stock shares and additional 102,176 common stock shares on October 15, 2019, per our original agreement, 412,500 common stock warrants, and reserved 1,000,000 restricted common shares for conversion. The shares were issued during the three months ended June 30, 2019. The conversion price is fixed at $0.15. Pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $13,333 at the date of issuance when the stock price was at $0.17 per share.

(B)	On April 15, 2019, we completed convertible debenture at zero interest and other related documents with an unaffiliated third-party funding group to generate $375,000 in additional available cash resources, the funds of which will be released over the 90 days following execution of the agreement in the amounts of $67,500, $90,000, and $180,000, with a payback provision of $75,000, $100,000, and $200,000, respectively, over 36 months. In connection therewith, the Company issued 300,000 common stock warrants, and 20,192,307 restricted common shares as reserve for conversion. The note was unsecured and did not bear interest; however, the implied interest was determined to be 10% over 36 months since the note was issued at a 10% discount. Subsequently, on June 26, 2019 we nullified the agreement and other related documents with this funding group after the initial disbursement of $67,500. We refunded the initial tranche of $67,500, a 10% redemption fee of $7,500 for the principle amount plus for the original issue discount of $7,500, and other additional administrative fees of $30,000, which totaled $105,000. The 300,000 common stock warrants will remain issued and the reserved common shares will be reduced enough to satisfy the warrants.

(C)	On May 24, 2019, we completed a 7-month fixed convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $240,000, which will be distributed in three equal monthly tranches of $80,000, in additional available cash resources with a payback provision of $80,000 plus the original issue discount of $4,000 or $84,000 due seven months from each funding date for each tranche, totaling $252,000. We generated $160,000 in additional available cash resources with a payback provision due on December 23, 2019 and February 2, 2020 totaling $184,800 which includes the original issue discount of $8,000 plus interest of $16,800. In connection therewith, we issued 50,000 common stock shares for two tranches with another 25,000 common stock shares to be issued with the third tranche, and we have reserved 8,000,000, which was subsequently increased to 14,216,385, restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. We determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $130,633 at the date of issuance when the stock price was at $0.12 per share.

(D)	On June 12, 2019, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $110,000 in additional available cash resources with a payback provision due on June 11, 2020 of $135,250 which includes the original issue discount of $11,000 plus interest of $14,250. In connection with the note, we have reserved 14,400,000 restricted common shares as reserve for conversion. The conversion price is a 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. We determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. On December 19, 2019, we converted $10,000 of principle into 284,373 shares of common stock at approximately $0.035 per share. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $59,231 at the date of issuance when the stock price was at $0.11 per share.

(E)	On June 26, 2019, we completed a 9-month senior convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $135,000 in additional available cash resources with a payback provision due on March 25, 2020 of $168,000 which includes the original issue discount of $15,000 plus interest of $18,000. In connection with the note, we issued 100,000 common stock shares and has reserved 15,000,000, which was subsequently increased to 175,000,000, restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. We determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $72,692 at the date of issuance when the stock price was at $0.11 per share.

(F)	On August 7, 2019, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $100,000 in additional available cash resources with a payback provision due on August 6, 2020 of $121,000 which includes the original issue discount of $10,000 plus interest of $11,000. In connection with the note, we issued 100,000 common stock shares and has reserved 11,000,000, which was subsequently increased to 105,769,231, restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. We determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $73,750 at the date of issuance when the stock price was at $0.09 per share.

(G)	On August 21, 2019, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $148,500, which will be distributed in three equal monthly tranches of $49,500, in additional available cash resources with a payback provision of $49,500 plus the original issue discount of $5,500 or $55,000 due twelve months from each funding date for each tranche, totaling $165,000. We generated $49,500 in additional available cash resources with a payback provision due on August 20, 2020 totaling $60,500 which includes the original issue discount of $5,500 plus interest of $5,500. In connection therewith, we issued 50,000 common stock shares for the first tranche with another 50,000 common stock shares to be issued with each additional tranche, which will total 150,000 common shares; we have reserved 15,714, which was subsequently increased to 80,000,000, restricted common shares for conversion. The conversion price is the 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. We determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $26,654 at the date of issuance when the stock price was approximately $0.07 per share.

On November 14, 2019, we fully met and timely paid its debt obligation to Note Payable (A).

Notes Payable – Related Parties

From August 30 through December 31, 2019 Kenneth, Tapp, from time-to-time provided short-term interest free loans amounting to $145,000 for the Company’s operations. As of year-end 2019, a $10,000 obligation remains.

Common Stock

From October 11, 2017 to December 13, 2018, we entered into subscription agreements with 30 accredited investors. We sold 1,730,001 common stock shares to the accredited investors at $0.15 per share for total gross proceeds of $259,500. We received $257,500 throughout the fourth quarter 2017 and the remaining $2,000 in March 2018. The shares were issued during the twelve months ended December 31, 2017.

During the nine months ended September 30, 2018, we issued 3,000,000 shares of common stock shares for services. 1,000,000 shares were issued at $0.10 on April 30, 2018 and 3,000,000 shares were issued at $0.15 on August 29, 2018, based on the closing stock price on the date of grants, which created a total non-cash expense of $550,000.

During the three months ended March 31, 2018, we issued 3,000,000 shares of common stock shares for services. 1,000,000 shares were issued at $0.10 on April 30, 2018 and 3,000,000 shares were issued at $0.15 on August 29, 2018, based on the closing stock price on the date of grants, which created a total non-cash expense of $550,000.

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

On October 1, 2018, we authorized the issuance of 60,000 of 250,000 common stock shares available to Mali Sanati, Director of Business Development, for her business development services to us. The 60,000 shares were issued during the three months ended March 31, 2019. The shares were valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $6,000. The remaining shares have not been issued subsequent to her departure from the company.

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

On November 1, 2018, we authorized the issuance of 500,000 restricted common stock shares to Mark DiSiena, the Company’s Chief Financial Officer, for his CFO services. The shares are valued at $0.10 the closing stock price on the date of grant, for total non-cash expense of $50,000. The shares were issued during the three months ended March 31, 2019.

On January 2, 2019, we completed an employment agreement with George Jage, President of MjLink, providing him with the ability to receive stock in the company. The agreement provides that if Mr. Jage resigns as MjLink’s President during the first 24 months of the employment agreement, all stock previously issued to him are required to be returned to MjLink’s treasury. On June 26, 2019, George Jage resigned from the Company, and no stock was issued to him.

On February 6, 2019, we authorized the issuance of 500,000 common stock shares to Mark DiSiena, Chief Financial Officer, for his CFO services; 1,000,000 common stock shares to Frederick M. Lehrer for his legal services as an independent contractor; and 50,000 common stock shares to the Company’s employee, Kelsey Higgins, for her marketing services. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $155,000. The shares were issued during the three months ended March 31, 2019.

From January 1, 2019 thru March 31, 2019, we entered into subscription agreements with 9 accredited investors. We sold 5,725,000 common stock shares to the accredited investors, of which 1,200,009 common stock shares were sold at $0.05 per share for total gross proceeds of $60,000, and 4,025,000 common stock shares were sold at $0.10 per share for total gross proceeds of $402,500; as of March 31, 2019, we received $382,500 out of the $462,500, with $80,000 remaining was paid on April 17, 2019. Accordingly, 3,700,000 of the 5,725,000 shares were issued by March 31, 2019, 1,625,000 were issued by June 30, 2019, and 400,000 remaining shares were issued during the three months ended December 31, 2019.

On April 2, 2019, we issued 500,000 common stock shares to an employee. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $50,000. The shares were issued during the three months ended December 31, 2019.

On April 15, 2019, we completed a Common Stock Purchase Agreement and other related documents with a funding group to generate $750,000 in additional available resources, earmarking the proceeds of $750,000 for our wholly owned subsidiary, MjLink. In connection with this agreement, we issued 300,000 common stock shares to a non-profit affiliate of the funding group. On April 20, 2019, the Board of Directors determined not to deliver any purchase notices to this funding group going forward, setting forth the purchase notice common shares that the Company would have otherwise required the funding group to purchase.

On April 15, 2019, we completed a Standby Equity Commitment Agreement and other related documents with an investor group to generate $3 million in additional available cash resources with the Investor committed to purchase up to three million of our common stock from time-to-time over the course of 36 months with reselling limitations. In connection therewith, we issued 882,353 common stock shares plus 882,353 common stock warrants and reserved 16,900,000 restricted common shares for conversion.

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

On October 15, 2019, in addition to the 150,000 inducement shares issued on April 15, 2019, we issued 102,176 common shares to one of its lenders to accommodate for the price volatility based on an agreed upon formula in the executed documents related to the convertible promissory Note Payable (A) described above.

On November 1, 2019, we entered into subscription agreements with 6 accredited investors. The Company sold 3,550,000 common stock shares at $0.10 per share for total gross proceeds of $355,000. The shares were issued during the twelve-months ended December 31, 2019.

On November 11, 2019, we issued 2,200,000 common stock shares to four employees for their services. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $220,000. The shares were issued during the three months ended December 31, 2019.

On December 19, 2019. one of our debt holders converted $10,000 of principle into 284,373 shares of common stock at approximately $0.035 per share.

Board and Executive Appointments

From January 2, 2019 through June 25 George Jage served as President of MjLink and a member of our Board Directors.

Subsequent Events

Convertible Debt Notes

On August 21, 2019, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate up to $925,000, which will be distributed in multiple tranches to be determined, in additional available cash resources with a payback provision of principle debt without an original issue discount plus interest. We generated $63,000 in additional available cash resources with a payback provision due on January 27, 2021 totaling $69,300 which includes the principle plus interest of $6,300. We have reserved 41,331,475 restricted common shares for conversion. The conversion price is the 39% discount to the average of the two (2) lowest trading prices during the previous fifteen (15) trading days to the date of a Conversion Notice. We determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $40,279 at the date of issuance when the stock price was approximately $0.01 per share.

Since December 31, 2019 three of our debt holders have converted $173,926 of principle into 165,998,148 shares of common stock at approximately $0.0011 per share.

We have the following convertible notes payable as of March 19, 2020:

Note	Funding Date	Maturity Date	Interest Rate	Original Borrowing	Average Conversion Price	Number of Shares Converted	Balance at March 19, 2020
Note payable (A)	April 15, 2019	November 14, 2019	7%	$100,000	-	-	$-
Note payable (B)	April 15, 2019	April 14, 2022	10%	$67,500	-	-	-
Note payable (C)	May 24, 2019	December 23, 2019	10%	$80,000	-	-	80,000
Note payable (C)	July 3, 2019	February 2, 2020	10%	$160,000	-	-	80,000
Note payable (D)	June 12, 2019	June 11, 2020	12%	$110,000	$0.0028	39,632,417	29,618
Note payable (E)	June 26, 2019	March 25, 2020	12%	$135,000	$0.0017	15,250,000	96,455
Note payable (F)	August 7, 2019	August 6, 2020	10%	$100,000	$0.0005	111,115,731	35,000
Note payable (G)	August 21, 2019	August 20, 2020	10%	$148,500	-	-	49,500
Note payable (H)	January 28, 2020	January 27, 2021	10%	63,000	-	-	63,000
Total					$0.0011	165,998,148	$433,573

Since December 31, 2019, Kenneth Tapp, our Chief Executive Officer provided an additional $17,500 short term, unsecured, non-interest-bearing loan due on December 31, 2020 which totals $27,500.

Common Stock

On February 7, 2020 MjLink.com Inc increased the subsidiary’s authorized common shares from 1,500 to 400 million.

On March 2, 2020, Social Life Network, Inc increased the parent’s authorized common shares from 500 million to 2.5 billion and have increased our convertible reserve minimum to approximately 2.4 billion common shares.

Board and Executive Appointments

After the current reporting period, on January 21, 2020, we appointed Britt Glassburn, Brian Lazarus, Gregory Todd Markey, and Lynn Murphy as Social Life Board Directors. Mr. Lazarus and Mr. Markey were also appointed Directors of our MjLink subsidiary. Kenneth Granville and Vincent “Tripp” Keber have both stepped down as Directors of both entities. Leslie Bocskor has stepped down as our Director of Social Life and remains a Director of MjLink. Vincent Keber remains as an Advisor to our Board.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $31,563,493 at December 31, 2019, had a net loss of $3,857,948 and used net cash of 1,902,563 in operating activities for the twelve months ended December 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and the sale of our common stock. While the we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in its our future operations.

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

COMPARATIVE RESULTS FOR FISCAL YEARS

Consolidated Performance - Results of Operations Years Ended December 31, 2019 and 2018

SOCIAL LIFE NETWORK, INC

Consolidated

(audited)

	For the Three Months Ended December 31,			For the Twelve Months Ended December 31,
	2019	2018	$ Change	2019	2018	$ Change
Revenues:
Digital subscription revenue	$7,396	$-	7,396	$7,604	$-	7,604
Licensing Revenue – related party	225,000	-	225,000	250,000	215,000	35,000
Advertising revenue	(2,096)	-	(2,096)	404	5,592	(5,188)
Event revenue	35,495	-	35,495	111,480	-	111,480
Digital marketing revenue	39,800	-	39,800	113,000	-	113,000
Total revenue	305,595	-	305,595	482,488	220,592	261,896
Costs of goods sold	46,332	1,283	45,050	231,081	5,239	225,842
Gross margin	259,263	(1,283)	260,545	251,408)	215,353	36,055

Operating Expenses:
Compensation expense	149,714	186,504	(36,790)	1,052,787	492,502	560,285
Non-cash stock expense	220,500	1,180,001	(959,501)	2,087,083	3,729,801	(1,642,718)
Sales and marketing	(5,727)	158,539	(164,265)	110,552	226,091	(115,538)
General and administrative	55,181	67,659	(12,478)	345,290	402,824	(57,534)
Total operating expenses	416,668	1,592,702	(1,173,034)	3,595,712	4,851,218	(1,255,506)

Income (Loss) from operations	(160,405)	(1,593,985)	(1,433,580)	(3,344,304)	(4,635,865)	1,291,561

Other Expenses:
Interest expense	(30,624)	-	(30,624)	421,627	-	421,627
Other non-operating expenses	50,117	-	50,117	92,017)	15	92,002
Total other expenses	19,493	-	19,493	513,644)	15	513,629

Net Income (Loss)	$(179,898)	$(1,593,985)	1,414,087	$(3,857,948)	$(4,635,880)	777,932

Revenues

For the 12-month period ending December 31, 2019, we recognized net revenue from digital subscription revenue of $7,604 compared to $0 of revenue for the 12-month period ending December 31, 2018, representing an increase of $7,404 or 100%. The increase in digital subscription revenue is primarily attributable to launching of MjLink’s MjInvest online networking platform that launched in middle of September 2019 and the revenue is recognized evenly over their 12 months subscription service, resulting in a deferred revenue of $29,400.

For the 12-month period ending December 31, 2019, we recognized licensing revenue from related parties of $250,000 compared to $215,000 for the 12-month period ending December 31, 2018, representing an increase of $35,000 or 14.0%. The increase in licensing revenue is attributable to our established licensing agreements of $125,000 per year each with Sports Social Network and LikeRE. Both of these entities are controlled by related parties.

For the 12-month period ending December 31, 2019, we recognized net revenue (less returns) from advertising revenue of $400 compared to $5,600 of revenue for the 12-month period ending December 31, 2018, representing a decrease of $5,200 or 93%. The decrease in adverting revenue is primarily attributable to the temporary reduction of sales force personnel to focus on MjLink’s growth with regard to MjMico, MjInvest and other related entities.

For the 12-month period ending December 31, 2019, we recognized event revenue of $111,500 compared to $0 for the 12-month period ending December 31, 2018, representing an increase of $111,500 or 100.0%. The increase in event revenue is attributable to launching MjLink’s MjMicro networking events, which were held on June 25, 2019 in New York City, NY and on October 16, 2019 in Beverly Hills, CA. For the 3-month period ending December 31, 2019, we recognized event revenue of $35,500 for the October 2019 event.

For the 12-month period ending December 31, 2019, we recognized digital marketing revenue of $113,000 compared to $0 for the 12-month period ending December 31, 2018, representing an increase of $113,000 or 100.0%. The increase in event revenue is attributable to launching MjLink’s MjMicro networking event by promoting the attendees, which was held on June 25, 2019 in New York City, NY and on October 16, 2019 in Beverly Hills, CA. For the 3-month period ending December 31, 2019, we recognized event revenue of $39,800 for the October 2019 event.

Cost of Revenue

Cost of revenue was $231,000 for the 12-month period ending December 31, 2019 compared to $5,200 for the 12-month period ending December 31, 2018, representing an increase of $225,800 or 4342%. The increase is primarily attributable to launching our MjMicro networking event by promoting the attendees, which was held on June 25, 2019 in New York City, NY and on October 16, 2019 in Beverly Hills, CA. For the 3-month period ending December 31, 2019, our cost of revenue of $46,300 for the October 2019 event and $185,000 for the June 2019 event. The drop is attributed to learned efficiencies.

Operating Expenses

Compensation expense increased $560,000 or 53.1% to $493,000 for the 12-month period ending December 31, 2019 from $1,053,000 for the 12-month period ending December 31, 2018. The increase is primarily attributable to hiring temporary personnel to work our MjMicro networking event, which was held on June 25, 2019 in New York City, NY and on October 16, 2019 in Beverly Hills, CA. For the 3-month period ending December 31, 2019, our compensation expense decreased of $36,800 for the October 2019 event due to learned efficiencies and scaling back the required personnel required to work the event.

During the 12-month period ending December 31, 2019, we recognized $2,100,000 of non-cash stock-based compensation expense for employee compensation issued and warrants that became exercisable during the period as compared to $3,700,000 that became exercisable for the 12-month period ending December 31, 2018 or a net decrease of $1,600,000 or 44.0%. The decrease is from an increase of $1,700,000 in stock compensation expense incurred during the fiscal year which was offset with a decrease of 3,300,000 of warrant expenses as all the warrants issued prior to fiscal year 2019 completely vested by December 31, 2018. The non-cash stock-based compensation expense during the 3-month period ending December 31, 2019 was primarily attributed for warrants issued and vested relating to our holding of convertible notes.

General and administrative expense decreased by $58,000, or 14.3% to $345,000 for the 12-month period ending December 31, 2019 from $403,000 for the 12-month period ending December 31, 2018. General and administrative expense decreased by $12,500, or 18.4.3% to $55,000 for the 3-month period ending December 31, 2019 from $67,500 for the 3-month period ending December 31, 2018. The decreases are primarily attributable to a decrease in advertising and promotion, tradeshow fees, roadshow travel costs, and other general expenses.

Other expense

Other expenses increased $514,000 or 100% to $514,000 for the 12-month period ending December 31, 2019 from $15 for the 12-month period ending December 31, 2018. Other expenses increased by $19,500, or 100% for the 3-month period ending December 31, 2019. The increases are primarily attributable to accrued interest, beneficial conversion factor expenses, and non-operating costs and fees related to assumption of our convertible debt.

Net Loss

Our net loss for the for the 12-month period ending December 31, 2019 was $3,858,000 compared to the net loss of $4,636,000 for the 12-month period ending December 31, 2018; a net decrease of 778,000 or 16.8% The reduction in net loss is a direct result of non-cash stock-based expenses which offset the increase in compensation expenses.

Our net loss for the for the 3-month period ending December 31, 2019 was $180,000 compared to net loss of $1,594,000 for the 3-month period ending December 31, 2018; a net decrease of 1,414,000 or 88.7% The reduction in net loss is a direct result of non-cash stock-based expenses as well as most aspects of our operating expenses.

Segment Performance - Results of Operations Years Ended December 31, 2019 and 2018

MJLINK.COM INC

(audited)

	For the Three Months Ended December 31,			For the Twelve Months Ended December 31,
	2019	2018	$ Change	2019	2018	$ Change
Revenues:
Digital subscription revenue	$7,396	$-	7,396	$7,604	$-	7,604
Advertising revenue	-	-	-	2,500	-	2,500
Event revenue	35,495	-	35,495	111,480	-	111,480
Digital marketing revenue	39,800		39,800	113,000	-	113,000
Total revenue	82,691	-	82,691	234,584	-	234,584
Costs of goods sold	63,789	-	63,789	244,192	-	244,192
Gross margin	18,208	-	18,208	(9,608)	-	(9,608)

Operating Expenses:
Compensation expense	46,344	-	46,344	218,655	-	218,655
Non-cash stock expense	-	-	-	-	-	-
Sales and marketing	(6,520)	-	(6,520)	51,152	-	51,152
General and administrative	26,182	-	26,182	63,198	-	63,198
Total operating expenses	66,005	-	66,005	333,006	-	333,006

Income (Loss) from operations	(47,103)	-	(47,103)	(342,613)	-	(342,613)

Other Expenses:
Interest expense	-	-	-	-	-	-
Other non-operating expenses	-	-	-	14,550)	-	14,550
Total other expenses	-	-	-	14,550)	-	14,550

Net Income (Loss)	$(47,103)	$-	(47,103)	$328,063)	$-	328,063

Revenues

For the 12-month period ending December 31, 2019, MjLink recognized net revenue from digital subscription revenue of $7,600 compared to $0 of revenue for the 12-month period ending December 31, 2018, representing an increase of $7,400 or 100%. The increase in digital subscription revenue is primarily attributable to launching of MjLink’s MjInvest online networking platform that launched in middle of September 2019 and the revenue is recognized evenly over their 12 months subscription service, resulting in a deferred revenue of $29,400.

For the 12-month period ending December 31, 2019, MjLink recognized event revenue of $111,500 compared to $0 for the 12-month period ending December 31, 2018, representing an increase of $111,500 or 100.0%. The increase in event revenue is attributable to our launching of MjLink’s MjMicro networking event, which was held on June 25, 2019 in New York City, NY and on October 16, 2019 in Beverly Hills, CA. For the 3-month period ending December 31, 2019, we recognized event revenue of $35,500 for the October 2019 event.

For the 12-month period ending December 31, 2019, MjLink’s digital marketing revenue of $113,000 compared to $0 for the 12-month period ending December 31, 2018, represents an increase of $113,000 or 100.0%. The increase in event revenue is attributable to our launching of MjLink’s MjMicro networking event by promoting the attendees, which was held on June 25, 2019 in New York City, NY and on October 16, 2019 in Beverly Hills, CA. For the 3-month period ending December 31, 2019, we recognized event revenue of $39,800 for the October 2019 event.

Cost of Revenue

Cost of revenue was $244,000 for the 12-month period ending December 31, 2019 compared to $0 for the 12-month period ending December 31, 2018, representing an increase of $244,000 or 100%. The increase is primarily attributable to MjLink launching its MjMicro networking event by promoting the attendees, which was held on June 25, 2019 in New York City, NY and on October 16, 2019 in Beverly Hills, CA. For the 3-month period ending December 31, 2019, our cost of revenue of $46,300 for the October 2019 event and $185,000 for the June 2019 event. The drop is attributed to learned efficiencies.

Operating Expenses

Compensation expense increased $218,000 or 100% to $218,000 for the 12-month period ending December 31, 2019 from $0 for the 12-month period ending December 31, 2018. The increase is primarily attributable to hiring temporary personnel to work our MjMicro networking event, which was held on June 25, 2019 in New York City, NY and on October 16, 2019 in Beverly Hills, CA, and the salary of our former President of MjLink. For the 3-month period ending December 31, 2019, MjLink compensation expense decreased of $36,800 for the October 2019 event due to learned efficiencies and scaling back the required personnel required to work the event.

During the 12-month period ending December 31, 2019, we recognized $0 of non-cash stock-based compensation expense. All non-cash stock expenses were attributed to MjLink’s parent company, Social Life Network.

General and administrative expense increased by $333,000, or 100% to $333,000 for the 12-month period ending December 31, 2019 from $0 for the 12-month period ending December 31, 2018. General and administrative expense increased by $66,000, or 100% to $66,000 for the 3-month period ending December 31, 2019 from $0 for the 3-month period ending December 31, 2018. The increases are primarily attributable to an increase in promotion, and other general expenses related to launching our wholly-owned subsidiary MjLink as a separate stand-alone entity, commencing activities on January 2, 2019.

Other expense

MjLink did not have other expenses for fiscal years 2019 and 2018.

Net Loss

Our net loss for the for the 12-month and 3-month periods ending December 31, 2019 is a direct result of launching our wholly owned subsidiary MjLink as a separate stand-alone entity, commencing activities on January 2, 2019.

The following tables summarize the audited GAAP reportable segment for fiscal 2019:

SEGMENTED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2019

(audited)

	Consolidated	Social Life Network	MjLink.com
Revenue	$482,488	$247,904	$234,584
Cost of Sales	231,081	(13,111)	244,192
Gross Margin	251,408	261,015	(9,607)
Operating Expenses	3,595,712	3,262,706	333,006
Loss from Operations	(3,344,304)	(3,001,691)	(342,613)
Other Expenses	(515,996)	(530,531)	14,535
Net loss	$(3,860,300)	$(3,532,221)	$(328,079)

SEGMENTED BALANCE SHEETS

FOR THE YEAR ENDED DECEMBER 31, 2019

(audited)

	Consolidated	Social Life Network	MjLink.com
Cash	$6,057	$6,057	$-
Accounts receivable	20,500	10,000	10,500
Accounts receivable – related party	257,500	225,000	32,500
Other current assets	26,433	16,275	10,158
Total Asset	$304,990	$251,832	$53,158
Accounts payable	15,724	15,725	-
Other current liabilities	50,000	50,000	-
Deferred revenue	29,395	5,000	24,895
Convertible Debt	616,179	616,179	-
Intercompany obligations	-	(381,222)	381,222
Equity	(406,308)	(78,245)	(328,063)
Total Liabilities & Equity	$304,990	$251,832	$53,158

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

Net deferred tax assets consist of the following components as of December 31:

	2019	2018
Deferred Tax Assets:
NOL Carryover	$(452,600)	$31,000
Deferred tax liabilities:
Less valuation allowance	452,600	(31,000)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to tax-effected income from continuing operations for the period ended December 31, due to the following:

	2019	2018
Book loss	$(988,800)	$(1,188,200)
Meals and entertainment	1,200	300
Warrant expense	75,000	930,300
Stock based compensation	460,000	288,600
Valuation allowance	452,600	(31,000)
	$-	$-

At December 31, 2019, the we had net operating loss carry forwards of approximately $0 that may be offset against future taxable income from the year 2019 to 2036. No tax benefit has been reported in the December 31, 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Liquidity and Capital Resources

The following is a summary of our cash flows from operating, investing and financing activities for the years ended December 31, 2019 and 2018.

SOCIAL LIFE NETWORK, INC

Consolidated

(audited)

	For the Year Ended
	December 31, 2019	December 31, 2018
Cash used in operating activities	$(1,902,563)	$(4,459,672)
Cash used in investing activities	-	-
Cash provided by financing activities	1,719,069	4,401,002
Increase in cash	$(183,494)	141,330

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the 12-month period ending December 31, 2019, net cash flows used in operating activities was 1,902,563 compared to $214,489 for the 12-month period ending December 31, 2018, primarily due to ramping up our business activities in 2019.

Cash Flows from Investing Activities

None.

Cash Flows from Financing Activities

For the 12-month period ending December 31, 2019, net cash flows used in financing activities was $1,719,069 compared to $4,401,002 for the 12-month period ended December 31, 2018. Our cash provided by financing activities in 2019 resulted from proceeds from the sale of common stock shares and convertible debt.

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

MJLINK.COM INC

(audited)

	For the Year Ended
	December 31, 2019	December 31, 2018
Cash used in operating activities	$5,500	$15
Cash used in investing activities	-	-
Cash provided by financing activities	-	-
Increase in cash	$5,500	15

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the 12-month period ending December 31, 2019, net cash flows used in operating activities was 5,500 compared to $15 for the 12-month period ending December 31, 2018, primarily due to ramping up our business activities in 2019.

Cash Flows from Investing Activities

None.

Cash Flows from Financing Activities

For the 12-month period ending December 31, 2019 and 2018, net cash flows used in financing activities was zero.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2019 or 2018.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2019.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of December 31, 2019 and 2018.

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

On December 22, 2018, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31,2019, using the new corporate tax rate of 21 percent. See Note 7.

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

As of December 31, 2019, and 2018, the Company had 16,300,020 and 6,400,000 potentially dilutive shares; however, the diluted loss per share is the same as the basic loss per share for the years ended December 31, 2019 and 2018, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

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

Stock Warrants

During the twelve months ended December 31, 2019 and the years ended December 31, 2018, 2017, and 2016, Social Life Network, MjLink’s parent company, granted 1,594,853, zero, 9,900,020, and 6,400,000 warrants, respectively, to our parent’s company advisors and employees, totaling 17,894,873 warrants (the “17,894,873 Warrants”). Each warrant entitles the holder to one Social Life Network common stock share at an exercise price ranging from five to twenty cents, with a weighted average price of seven cents. The term of our parent’s warrants has a range from 3 to 5 years from the initial exercise date. The warrants will be expensed as they become exercisable beginning January 1, 2018 through April 11, 2024. During the three months ended September 30, 2019, 300,000 additional warrants vested, and as of September 30, 2019 the 17,894,873 Warrants are 100% vested. During the twelve months ended December 31, 2019, our parent executed a cashless conversion of 8,800,020 vested warrants in exchange for 4,400,010 common stock shares. The remaining 9,094,853 outstanding warrants are currently 100% vested to date. The aggregate fair value of the warrants before conversion totaled $3,977,301 and the aggregate fair value of the warrants after conversion totaled $2,244,800, which values are based on the Black-Scholes-Merton pricing model using the following estimates: exercise price ranging from $0.00 to $0.20, stock prices ranging from $0.015 to $0.65, risk free rates ranging from 1.60% - 2.72%, volatility ranging from 389% to 562%, and expected life of the warrants ranging from 3 to 5 years.

A summary of the status of the outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2016	6,400,000	$0.05		$-
Issued	9,900,020	$0.05		$-
Exercised	-	$-		$-
Expired	-	$-		$-
Outstanding, December 31, 2017	16,300,020	$0.05		$-

Exercisable, December 31, 2017	8,100,000	$0.05	$
Issued	-			$-
Exercised	-	$-		$-
Expired	-			$-
Outstanding, December 31, 2018	16,300,020	$0.05		$-

Exercisable, December 31, 2018	16,300,020	$0.05		$-
Issued	1,594,853	0.18		$-
Exercised	(8,800,020)	0.00		$-
Expired	-	-		-
Outstanding, December 31, 2019	9,094,853	$0.07		$-

Exercisable, December 31, 2019	9,094,853	$0.07		$0.32

Range of Exercise Prices	Number Outstanding 9/30/2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.00 to 0.20	9,094,853	3.53 years	$0.07

Convertible Note Payable

The Company has the following convertible notes payable as of December 31, 2019 and December 31, 2018:

Note	Funding Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2019	Balance at December 31, 2018
Note payable (A)	April 15, 2019	November 14, 2019	7%	$100,000	$-	-
Note payable (B)	April 15, 2019	April 14, 2022	10%	$67,500	-	-
Note payable (C)	May 24, 2019	December 23, 2019	10%	$80,000	80,000	-
Note payable (C)	July 3, 2019	February 2, 2020	10%	$160,000	80,000	-
Note payable (D)	June 12, 2019	June 11, 2020	12%	$110,000	100,000	-
Note payable (E)	June 26, 2019	March 25, 2020	12%	$135,000	135,000	-
Note payable (F)	August 7, 2019	August 6, 2020	10%	$100,000	100,000
Note payable (G)	August 21, 2019	August 20, 2020	10%	$148,500	49,500	-
Total notes payable					544,500	-
Note discount from beneficial conversion feature					-	-
Total notes payable, net of note discount					$544,500	-

(A)	On April 15, 2019, we completed a 7-month term original issue discount convertible note and other related documents with an unaffiliated third-party funding group to generate $100,000 in additional available cash resources with a payback provision due and was paid in full on November 14, 2019 of $117,700 which includes the original issue discount of $10,000 and interest of $7,700. In connection therewith, we issued 150,000 common stock shares and additional 102,176 common stock shares on October 15, 2019, per our original agreement, 412,500 common stock warrants, and reserved 1,000,000 restricted common shares for conversion. The shares were issued during the three months ended June 30, 2019. The conversion price is fixed at $0.15. Pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $13,333 at the date of issuance when the stock price was at $0.17 per share.

(B)	On April 15, 2019, we completed convertible debenture at zero interest and other related documents with an unaffiliated third-party funding group to generate $375,000 in additional available cash resources, the funds of which will be released over the 90 days following execution of the agreement in the amounts of $67,500, $90,000, and $180,000, with a payback provision of $75,000, $100,000, and $200,000, respectively, over 36 months. In connection therewith, the Company issued 300,000 common stock warrants, and 20,192,307 restricted common shares as reserve for conversion. The note was unsecured and did not bear interest; however, the implied interest was determined to be 10% over 36 months since the note was issued at a 10% discount. Subsequently, on June 26, 2019 we nullified the agreement and other related documents with this funding group after the initial disbursement of $67,500. We refunded the initial tranche of $67,500, a 10% redemption fee of $7,500 for the principle amount plus for the original issue discount of $7,500, and other additional administrative fees of $30,000, which totaled $105,000. The 300,000 common stock warrants will remain issued and the reserved common shares will be reduced enough to satisfy the warrants.

(C)	On May 24, 2019, we completed a 7-month fixed convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $240,000, which will be distributed in three equal monthly tranches of $80,000, in additional available cash resources with a payback provision of $80,000 plus the original issue discount of $4,000 or $84,000 due seven months from each funding date for each tranche, totaling $252,000. We generated $160,000 in additional available cash resources with a payback provision due on December 23, 2019 and February 2, 2020 totaling $184,800 which includes the original issue discount of $8,000 plus interest of $16,800. In connection therewith, we issued 50,000 common stock shares for two tranches with another 25,000 common stock shares to be issued with the third tranche, and we have reserved 8,000,000, which was subsequently increased to 14,216,385, restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. We determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $130,633 at the date of issuance when the stock price was at $0.12 per share.

(D)	On June 12, 2019, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $110,000 in additional available cash resources with a payback provision due on June 11, 2020 of $135,250 which includes the original issue discount of $11,000 plus interest of $14,250. In connection with the note, the Company has reserved 14,400,000 restricted common shares as reserve for conversion. The conversion price is a 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. We determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. On December 19, 2019, we converted $10,000 of principle into 284,373 shares of common stock at approximately $0.035 per share. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $59,231 at the date of issuance when the stock price was at $0.11 per share.

(E)	On June 26, 2019, we completed a 9-month senior convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $135,000 in additional available cash resources with a payback provision due on March 25, 2020 of $168,000 which includes the original issue discount of $15,000 plus interest of $18,000. In connection with the note, we issued 100,000 common stock shares and has reserved 15,000,000, which was subsequently increased to 175,000,000, restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. We determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $72,692 at the date of issuance when the stock price was at $0.11 per share.

(F)	On August 7, 2019, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $100,000 in additional available cash resources with a payback provision due on August 6, 2020 of $121,000 which includes the original issue discount of $10,000 plus interest of $11,000. In connection with the note, we issued 100,000 common stock shares and has reserved 11,000,000, which was subsequently increased to 105,769,231, restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. We determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $73,750 at the date of issuance when the stock price was at $0.09 per share.

(G)	On August 21, 2019, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $148,500, which will be distributed in three equal monthly tranches of $49,500, in additional available cash resources with a payback provision of $49,500 plus the original issue discount of $5,500 or $55,000 due twelve months from each funding date for each tranche, totaling $165,000. We generated $49,500 in additional available cash resources with a payback provision due on August 20, 2020 totaling $60,500 which includes the original issue discount of $5,500 plus interest of $5,500. In connection therewith, we issued 50,000 common stock shares for the first tranche with another 50,000 common stock shares to be issued with each additional tranche, which will total 150,000 common shares; we have reserved 15,714, which was subsequently increased to 80,000,000, restricted common shares for conversion. The conversion price is the 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. We determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $26,654 at the date of issuance when the stock price was approximately $0.07 per share.

On November 14, 2019, we fully met and timely paid its debt obligation to Note Payable (A).

Notes Payable – Related Parties

We have the following related parties notes payable as of December 31, 2019 and 2018:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2019	Balance at December 31, 2018
Short term loan (1)	December 31, 2019	December 31, 2020	0.0%	$145,000	$10,000	$-
Total notes payable – related parties, net					$10,000	$-

(1)	On December 31, 2019, Kenneth Tapp, our Chief Executive Officer provided a short term, unsecured, non-interest-bearing loan due on December 31, 2020 or earlier.

Concentrations

During the year ended December 31, 2019, the Company had a single vendor that accounted for 51.8% of all expenses, and 97.5 % of all expenses in the same period in the prior year.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Social Life Network, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Lakewood, CO

March 19, 2020

SOCIAL LIFE NETWORK, INC.

CONSOLIDATED AND CONDENSED BALANCE SHEETS

audited

	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$6,057	$195,051
Accounts receivable	20,500	2,096
Accounts receivable – related party	257,500	-
Prepaid expenses	20,933	3,144
Total Assets	$304,990	$200,291

LIABILITIES AND STOCKHOLERS’ EQUITY (DEFICIT)
Current Liabilities:
Other payables and accruals	$65,724	$-
Deferred revenue	29,396
Total Current Liabilities	95,120	-
Loans payable – related party	10,000	-
Convertible debt plus accrued interest – 3rd parties	616,774
Total Liabilities	711,298	-

Stockholders’ Equity (Deficit):
Common Stock par value $0.001 500,000,000 shares authorized, 140,777,231 and 117,817,319 shares issued, respectively	140,791	117,817
Additional paid in capital	31,016,394	27,763,019
Common stock to be issued	-	25,000
Accumulated deficit	31,563,493)	(27,705,545)
Total Stockholders’ Equity (Deficit)	(406,308)	200,291
Total Liabilities and Stockholders’ Equity	$304,990	$200,291

The accompanying notes are an integral part of these financial statements.

SOCIAL LIFE NETWORK, INC.

CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

audited

	For the Year Ended
	December 31, 2019	December 31, 2018

Revenues:
Digital subscription	$7,604	$-
Licensing Revenue – related party	250,000	215,000
Advertising	404	5,592
Event revenue	111,480
Digital marketing revenue	113,000
Total Revenue	482,488	220,592
Cost of goods sold	231,081	5,239
Gross Margin	251,408	215,353

Operating Expenses:
Compensation	1,052,787	492,502
Stock based compensation	2,087,083	3,729,801
Sales and marketing	110,552	226,091
General and administrative	345,290	402,824
Total operating expenses	3,595,712	4,851,218

Loss from operations	(4,635,865)	(4,635,865)

Other expense
Income tax provision	-	-
Total other expense	-	-

Net loss	$(3,344,304)	$(4,635,865)

Loss per Share: Basic	(.03)	(.04)
Loss per Share: Diluted	(.02)	(.04)
Weighted Average Shares:
Basic	140,777,231	107,472,315
Diluted	238,372,084	123,772,335

The accompanying notes are an integral part of these financial statements.

SOCIAL LIFE NETWORK, INC.

CONSOLIDATED AND CONDENSED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

audited

	Preferred Stock		Common Stock		Additional Paid in	Common Stock to	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	be Issued	Receivable	Deficit	Total
Balance, December 31, 2015	12,000,000	$12,000	420,642	$421	$7,351,257	$-	$-	$(7,387,803)	$(24,125)
Reverse Merger	(12,000,000)	(12,000)	-	-	(7,418,178)	-	-	7,363,678	(66,500)
Common stock issued for receivership	-	-	132,893,334	132,893	19,801,107	-	-	-	19,934,000
Common stock issued for debt	-	-	1,330,000	1,330	166,250	-	-	-	167,580
Common stock issued for services	-	-	3,000,000	3,000	237,000	560,000	-	-	800,000
Common stock sold for cash	-	-	-	-	-	25,000	-	-	25,000
Net Loss for the year ended December 31, 2016	-	-	-	-	-	-	-	(20,956,674)	(20,956,674)
Balance, December 31, 2016	-	-	137,643,976	137,644	20,137,436	585,000	-	(20,980,799)	(120,719)
Common stock issued for services	-	-	2,250,000	2,250	274,250		-	-	276,500
Common stock issued for services to officers	-	-	5,500,000	5,500	719,500	-	-	-	725,000
Common stock cancelled	-	-	(50,000,000)	(50,000)	50,000	-	-	-	-
Fair value of warrants issued	-	-	-	-	1,005,000	-	-	-	1,005,000
Common stock sold for cash	-	-	-	-	-	257,500	-	-	257,500
Net Loss for the year ended December 31, 2017	-	-	-	-	-	-	-	(2,156,480)	(2,156,480)
Balance, December 31, 2017	-	-	95,393,976	$95,394	22,186,186	$842,500	-	(23,137,279)	(13,199)
Common stock issued for services	-	-	11,123,334	11,123	1,476,331	-	-	-	1,487,454
Common stock issued for services to officers	-	-	3,000,000	3,000	432,000	-	-	-	435,000
Common stock cancelled	-	-	-	-	-	-	-	-	-
Fair value of warrants issued	-	-	-	-	2,624,801	-	-	-	2,624,801
Common stock sold for cash	-	-	8,300,009	8,300	1,043,701	(817,500)	-	-	234,501
Net Loss for the year ended December 31, 2018	-	-	-	-	-	-	-	(4,568,266)	(4,568,266)
Balance, December 31, 2018	-	$-	117,817,319	$117,817	$27,763,019	$25,000	$-	$(27,705,545)	$200,291
Common stock issued for services	-	-	3,750,000	3,750	1,207,595	-	-	-	1,211,345
Common stock issued for services to officers	-	-	500	49,500	-	-	-	-	50,000
Common stock cancelled	-	-	-	-	-	-	-	-	-
Fair value of warrants issued	-	-	-	-	292,500	-	-	-	292,500
Common stock sold for cash	-	-	14,025,529	14,025	1,362,315	(25,000)	-	-	1,350,340
Common stock from conversion of debt	-	-	284,373	284	9,716	-	-	-	10,000
Beneficial conversion feature	-	-	-		429,600	-	-	-	429,600
Common stock from warrant conversion	-	-	4,400	-	-	-	-	-	4,400
Net Loss for the year ended December 31, 2019	-	-	-	-	-	-	-	(3,857,948)	(3,857,948)
Balance, December 31, 2018	-	-	140,777,231	140,776	31,113,246	-	-	(31,563,493)	(309,471)

The accompanying notes are an integral part of these financial statements.

SOCIAL LIFE NETWORK, INC.

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

audited

	For the Years Ended December 31,
	2019	2018
Cash flow from operating activities:
Net Loss for the Year	$(3,857,948)	$(4,635,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,794,583	100,000
Loss on conversion	-	(43)
Changes in operating assets and liabilities:
Accounts receivable	(278,000)	69,299
Prepaids	20,933	6,940
Accounts payable and other accrued expenses	85,120	-
Net cash used operating activities	(4,459,669)	(4,459,669)

Cash flows used in investing activities:	-	-

Cash flows from (used in) financing activities:
Loans from related parties	10,000	(80,800)
Proceeds from convertible notes	616,179	-
Proceeds from the sale of warrants	292,500	3,629,800
Proceeds from the sale of common stock	800,390	1,051,999

Net cash provided by financing activities	1,719,069	4,600,999

Net increase (decrease) in cash	(183,494)	141,330
Cash at beginning of year	195,051	53,721
Cash at end of year	$11.557	$195,051
Supplemental Disclosures:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Warrants issued for services	$-	$2,624,801

The accompanying notes are an integral part of these financial statements.

SOCIAL LIFE NETWORK, INC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019

1. DESCRIPTION OF BUSINESS

Organization

Social Life Network, Inc – Parent Holding Company

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

MjLink.com Inc. – Wholly Owned Subsidiary

From January 2013 to MjLink’s incorporation in Delaware on September 20, 2018, MjLink operated as our cannabis division. MjLink now operates as our cannabis division as our wholly owned subsidiary.

Cannabis and Hemp companies face ongoing difficulties around the world with marketing and advertising their products and brands to consumers, both with online and through traditional advertising. The global consumer base for these companies and brands have been growing at an exponential rate, as more and more states, provinces and countries legalize the use of cannabis and hemp products, either medically or recreationally.

In the United States, according to BDS Analytics, the consumer base has grown to more than 70 Million people who have purchased legal cannabis since Colorado passed the legalization of recreational marijuana on November 6, 2012. The Company launched MjLink in January of 2013 as a direct response of online advertising and marketing restrictions placed by Google, Facebook and other social media networks that year.

MjLink is a leading social networking platform and event company that has in part helped expedite the growth of the cannabis industry worldwide. We are one of the largest social and digital media cannabis/hemp related platforms for connecting professionals to businesses, and marketing products to consumers.

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

Cannabis and Hemp Industry Platforms

The Company owns and operates cannabis and hemp industry Platforms operating through MjLink from which it generates advertising revenue. The Company’s Platforms, operating through MjLink, in the emerging cannabis and hemp industry world-wide are used to provide a social network for communicating between businesses and consumers so they can learn about the cannabis and hemp industry, and the use of THC and CBD products. The platforms are only a social network and does not include any type of E-Commerce functions for businesses to sell their goods.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company had an accumulated deficit of $31,563,493 at December 31, 2019, had a net loss of $3,857,948 and used net cash of 1,902,563in operating activities for the twelve months ended December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and/or that the Company will succeed in its future operations.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No impairment of long-lived assets was required for the years ended December 31, 2019 and 2018.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of December 31, 2019, and 2016, the Company has not established a liability for uncertain tax positions.

Stock Warrants

During the twelve months ended December 31, 2019 and the years ended December 31, 2018, 2017, and 2016, Social Life Network, our parent company granted 1,594,853, zero, 9,900,020, and 6,400,000 warrants, respectively, to our parent’s company advisors and employees, totaling 17,894,873 warrants (the “17,894,873 Warrants”). Each warrant entitles the holder to one Social Life Network common stock share at an exercise price ranging from five to twenty cents, with a weighted average price of seven cents. The term of our parent’s warrants has a range from 3 to 5 years from the initial exercise date. The warrants will be expensed as they become exercisable beginning January 1, 2018 through April 11, 2024. During the three months ended September 30, 2019, 300,000 additional warrants vested, and as of September 30, 2019 the 17,894,873 Warrants are 100% vested. During the twelve months ended December 31, 2019, our parent executed a cashless conversion of 8,800,020 vested warrants in exchange for 4,400,010 common stock shares. The remaining 9,094,853 outstanding warrants are currently 100% vested to date. The aggregate fair value of the warrants before conversion totaled $3,977,301 and the aggregate fair value of the warrants after conversion totaled $2,244,800, which values are based on the Black-Scholes-Merton pricing model using the following estimates: exercise price ranging from $0.00 to $0.20, stock prices ranging from $0.015 to $0.65, risk free rates ranging from 1.60% - 2.72%, volatility ranging from 389% to 562%, and expected life of the warrants ranging from 3 to 5 years.

A summary of the status of the outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2016	6,400,000	$0.05		$-
Issued	9,900,020	$0.05		$-
Exercised	-	$-		$-
Expired	-	$-		$-
Outstanding, December 31, 2017	16,300,020	$0.05		$-

Exercisable, December 31, 2017	8,100,000	$0.05	$
Issued	-			$-
Exercised	-	$-		$-
Expired	-			$-
Outstanding, December 31, 2018	16,300,020	$0.05		$-

Exercisable, December 31, 2018	16,300,020	$0.05		$-
Issued	1,594,853	0.18		$-
Exercised	(8,800,020)	0.00		$-
Expired	-	-		-
Outstanding, December 31, 2019	9,094,853	$0.07		$-

Exercisable, December 31, 2019	9,094,853	$0.07		$0.32

Range of Exercise Prices	Number Outstanding 9/30/2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.00 to 0.20	9,094,853	3.53 years	$0.07

Research and Development Costs

The Company spent zero on research and development during each of the years ended December 31, 2019 and 2018.

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options. No dilutive potential common shares were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of December 31, 2019, and 2018, the Company had no outstanding options and had outstanding warrants of 16,300,020 for both years; which were excluded from the computation of net loss per share because they are anti-dilutive.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2019.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of December 31, 2019 and 2018.

Concentrations

During the year ended December 31, 2019, the Company had a single vendor that accounted for 51.8% of all expenses, and 97.5% of all expenses in the same period in the prior year.

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

3. CONVERTIBLE NOTES PAYABLE

The Company has the following convertible notes payable as of December 31, 2019 and December 31, 2018:

Note	Funding Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2019	Balance at December 31, 2018
Note payable (A)	April 15, 2019	November 14, 2019	7%	$100,000	$-	-
Note payable (B)	April 15, 2019	April 14, 2022	10%	$67,500	-	-
Note payable (C)	May 24, 2019	December 23, 2019	10%	$80,000	80,000	-
Note payable (C)	July 3, 2019	February 2, 2020	10%	$160,000	80,000	-
Note payable (D)	June 12, 2019	June 11, 2020	12%	$110,000	100,000	-
Note payable (E)	June 26, 2019	March 25, 2020	12%	$135,000	135,000	-
Note payable (F)	August 7, 2019	August 6, 2020	10%	$100,000	100,000
Note payable (G)	August 21, 2019	August 20, 2020	10%	$148,500	49,500	-
Total notes payable					544,500	-
Note discount from beneficial conversion feature					-	-
Total notes payable, net of note discount					$544,500	-

(A)	On April 15, 2019, the Company completed a 7-month term original issue discount convertible note and other related documents with an unaffiliated third-party funding group to generate $100,000 in additional available cash resources with a payback provision due and was paid in full on November 14, 2019 of $117,700 which includes the original issue discount of $10,000 and interest of $7,700. In connection therewith, the Company issued 150,000 common stock shares and additional 102,176 common stock shares on October 15, 2019, per our original agreement, 412,500 common stock warrants, and reserved 1,000,000 restricted common shares for conversion. The shares were issued during the three months ended June 30, 2019. The conversion price is fixed at $0.15. Pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $13,333 at the date of issuance when the stock price was at $0.17 per share.

(B)	On April 15, 2019, the Company completed convertible debenture at zero interest and other related documents with an unaffiliated third-party funding group to generate $375,000 in additional available cash resources, the funds of which will be released over the 90 days following execution of the agreement in the amounts of $67,500, $90,000, and $180,000, with a payback provision of $75,000, $100,000, and $200,000, respectively, over 36 months. In connection therewith, the Company issued 300,000 common stock warrants, and 20,192,307 restricted common shares as reserve for conversion. The note was unsecured and did not bear interest; however, the implied interest was determined to be 10% over 36 months since the note was issued at a 10% discount. Subsequently, on June 26, 2019 we nullified the agreement and other related documents with this funding group after the initial disbursement of $67,500. The Company refunded the initial tranche of $67,500, a 10% redemption fee of $7,500 for the principle amount plus for the original issue discount of $7,500, and other additional administrative fees of $30,000, which totaled $105,000. The 300,000 common stock warrants will remain issued and the reserved common shares will be reduced enough to satisfy the warrants.

(C)	On May 24, 2019, the Company completed a 7-month fixed convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $240,000, which will be distributed in three equal monthly tranches of $80,000, in additional available cash resources with a payback provision of $80,000 plus the original issue discount of $4,000 or $84,000 due seven months from each funding date for each tranche, totaling $252,000. We generated $160,000 in additional available cash resources with a payback provision due on December 23, 2019 and February 2, 2020 totaling $184,800 which includes the original issue discount of $8,000 plus interest of $16,800. In connection therewith, the Company issued 50,000 common stock shares for two tranches with another 25,000 common stock shares to be issued with the third tranche, and the Company has reserved 8,000,000, which was subsequently increased to 14,216,385, restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. The Company determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $130,633 at the date of issuance when the stock price was at $0.12 per share.

(D)	On June 12, 2019, the Company completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $110,000 in additional available cash resources with a payback provision due on June 11, 2020 of $135,250 which includes the original issue discount of $11,000 plus interest of $14,250. In connection with the note, the Company has reserved 14,400,000 restricted common shares as reserve for conversion. The conversion price is a 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. The Company determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. On December 19, 2019, the Company converted $10,000 of principle into 284,373 shares of common stock at approximately $0.035 per share. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $59,231 at the date of issuance when the stock price was at $0.11 per share.

(E)	On June 26, 2019, the Company completed a 9-month senior convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $135,000 in additional available cash resources with a payback provision due on March 25, 2020 of $168,000 which includes the original issue discount of $15,000 plus interest of $18,000. In connection with the note, the Company issued 100,000 common stock shares and has reserved 15,000,000, which was subsequently increased to 175,000,000, restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. The Company determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $72,692 at the date of issuance when the stock price was at $0.11 per share.

(F)	On August 7, 2019, the Company completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $100,000 in additional available cash resources with a payback provision due on August 6, 2020 of $121,000 which includes the original issue discount of $10,000 plus interest of $11,000. In connection with the note, the Company issued 100,000 common stock shares and has reserved 11,000,000, which was subsequently increased to 105,769,231, restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. The Company determined that because the conversion price is variable and unknown, it could not determine if the Company had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $73,750 at the date of issuance when the stock price was at $0.09 per share.

(G)	On August 21, 2019, the Company completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $148,500, which will be distributed in three equal monthly tranches of $49,500, in additional available cash resources with a payback provision of $49,500 plus the original issue discount of $5,500 or $55,000 due twelve months from each funding date for each tranche, totaling $165,000. We generated $49,500 in additional available cash resources with a payback provision due on August 20, 2020 totaling $60,500 which includes the original issue discount of $5,500 plus interest of $5,500. In connection therewith, the Company has issued 50,000 common stock shares for the first tranche with another 50,000 common stock shares to be issued with each additional tranche, which will total 150,000 common shares; the Company has reserved 15,714, which was subsequently increased to 80,000,000, restricted common shares for conversion. The conversion price is the 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. The Company determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $26,654 at the date of issuance when the stock price was approximately $0.07 per share.

On November 14, 2019, the Company fully met and timely paid its debt obligation to Note Payable (A).

4. NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties notes payable as of December 31, 2019 and 2018:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2019	Balance at December 31, 2018
Short term loan (1)	December 31, 2019	December 31, 2020	0.0%	$145,000	$10,000	$-
Total notes payable – related parties, net					$10,000	$-

(1)	On December 31, 2019, Kenneth Tapp, our Chief Executive Officer provided a short term, unsecured, non-interest-bearing loan due on December 31, 2020 or earlier.

5. COMMON STOCK

From October 11, 2017 to December 13, 2018, we entered into subscription agreements with 30 accredited investors. We sold 1,730,001 common stock shares to the accredited investors at $0.15 per share for total gross proceeds of $259,500. We received $257,500 throughout the fourth quarter 2017 and the remaining $2,000 in March 2018. The shares were issued during the twelve months ended December 31, 2017.

During the nine months ended September 30, 2018, we issued 3,000,000 shares of common stock shares for services. 1,000,000 shares were issued at $0.10 on April 30, 2018 and 3,000,000 shares were issued at $0.15 on August 29, 2018, based on the closing stock price on the date of grants, which created a total non-cash expense of $550,000.

During the three months ended March 31, 2018, we issued 3,000,000 shares of common stock shares for services. 1,000,000 shares were issued at $0.10 on April 30, 2018 and 3,000,000 shares were issued at $0.15 on August 29, 2018, based on the closing stock price on the date of grants, which created a total non-cash expense of $550,000.

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

On October 1, 2018, we authorized the issuance of 60,000 of 250,000 common stock shares available to Mali Sanati, Director of Business Development, for her business development services to us. The 60,000 shares were issued during the three months ended March 31, 2019. The shares were valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $6,000. The remaining shares have not been issued subsequent to her departure from the company.

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

On November 1, 2018, we authorized the issuance of 500,000 restricted common stock shares to Mark DiSiena, the Company’s Chief Financial Officer, for his CFO services. The shares are valued at $0.10 the closing stock price on the date of grant, for total non-cash expense of $50,000. The shares were issued during the three months ended March 31, 2019.

On January 2, 2019, we completed an employment agreement with George Jage, President of MjLink, providing him with the ability to receive stock in the company. The agreement provides that if Mr. Jage resigns as MjLink’s President during the first 24 months of the employment agreement, all stock previously issued to him are required to be returned to MjLink’s treasury. On June 26, 2019, George Jage resigned from the Company, and no stock was issued to him.

On February 6, 2019, we authorized the issuance of 500,000 common stock shares to Mark DiSiena, Chief Financial Officer, for his CFO services; 1,000,000 common stock shares to Frederick M. Lehrer for his legal services as an independent contractor; and 50,000 common stock shares to the Company’s employee, Kelsey Higgins, for her marketing services. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $155,000. The shares were issued during the three months ended March 31, 2019.

From January 1, 2019 thru March 31, 2019, we entered into subscription agreements with 9 accredited investors. We sold 5,725,000 common stock shares to the accredited investors, of which 1,200,009 common stock shares were sold at $0.05 per share for total gross proceeds of $60,000, and 4,025,000 common stock shares were sold at $0.10 per share for total gross proceeds of $402,500; as of March 31, 2019, we received $382,500 out of the $462,500, with $80,000 remaining was paid on April 17, 2019. Accordingly, 3,700,000 of the 5,725,000 shares were issued by March 31, 2019, 1,625,000 were issued by June 30, 2019, and 400,000 remaining shares were issued during the three months ended December 31, 2019.

On April 2, 2019, we issued 500,000 common stock shares to an employee. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $50,000. The shares were issued during the three months ended December 31, 2019.

On April 15, 2019, we completed a Common Stock Purchase Agreement and other related documents with a funding group to generate $750,000 in additional available resources, earmarking the proceeds of $750,000 for our wholly owned subsidiary, MjLink. In connection with this agreement, we issued 300,000 common stock shares to a non-profit affiliate of the funding group. On April 20, 2019, the Board of Directors determined not to deliver any purchase notices to this funding group going forward, setting forth the purchase notice common shares that the Company would have otherwise required the funding group to purchase.

On April 15, 2019, we completed a Standby Equity Commitment Agreement and other related documents with an investor group to generate $3 million in additional available cash resources with the Investor committed to purchase up to three million of our common stock from time-to-time over the course of 36 months with reselling limitations. In connection therewith, we issued 882,353 common stock shares plus 882,353 common stock warrants and reserved 16,900,000 restricted common shares for conversion.

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

On October 15, 2019, in addition to the 150,000 inducement shares issued on April 15, 2019, we issued 102,176 common shares to one of its lenders to accommodate for the price volatility based on an agreed upon formula in the executed documents related to the convertible promissory Note Payable (A) described above.

On November 1, 2019, we entered into subscription agreements with 6 accredited investors. The Company sold 3,550,000 common stock shares at $0.10 per share for total gross proceeds of $355,000. The shares were issued during the twelve-months ended December 31, 2019.

On November 11, 2019, we issued 2,200,000 common stock shares to four employees for their services. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $220,000. The shares were issued during the three months ended December 31, 2019.

On December 19, 2019. one of our debt holders converted $10,000 of principle into 284,373 shares of common stock at approximately $0.035 per share.

Board and Executive Appointments

From January 2, 2019 through June 25, 2019 George Jage served as President of MjLink and Board Director for Social Life Network.

Subsequent Events

Convertible Debt Notes

On August 21, 2019, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate up to $925,000, which will be distributed in multiple tranches to be determined, in additional available cash resources with a payback provision of principle debt without an original issue discount plus interest. We generated $63,000 in additional available cash resources with a payback provision due on January 27, 2021 totaling $69,300 which includes the principle plus interest of $6,300. We have reserved 41,331,475 restricted common shares for conversion. The conversion price is the 39% discount to the average of the two (2) lowest trading prices during the previous fifteen (15) trading days to the date of a Conversion Notice. We determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $40,279 at the date of issuance when the stock price was approximately $0.01 per share.

Since December 31, 2019 three of our debt holders have converted $173,926 of principle into 165,998,148 shares of common stock at approximately $0.0011 per share.

We have the following convertible notes payable as of March 19, 2020:

Note	Funding Date	Maturity Date	Interest Rate	Original Borrowing	Average Conversion Price	Number of Shares Converted	Balance at March 19, 2020
Note payable (A)	April 15, 2019	November 14, 2019	7%	$100,000	-	-	$-
Note payable (B)	April 15, 2019	April 14, 2022	10%	$67,500	-	-	-
Note payable (C)	May 24, 2019	December 23, 2019	10%	$80,000	-	-	80,000
Note payable (C)	July 3, 2019	February 2, 2020	10%	$160,000	-	-	80,000
Note payable (D)	June 12, 2019	June 11, 2020	12%	$110,000	$0.0028	39,632,417	29,618
Note payable (E)	June 26, 2019	March 25, 2020	12%	$135,000	$0.0017	15,250,000	96,455
Note payable (F)	August 7, 2019	August 6, 2020	10%	$100,000	$0.0005	111,115,731	35,000
Note payable (G)	August 21, 2019	August 20, 2020	10%	$148,500	-	-	49,500
Note payable (H)	January 28, 2020	January 27, 2021	10%	63,000	-	-	63,000
Total					$0.0011	165,998,148	$433,573

Since December 31, 2019, Kenneth Tapp, our Chief Executive Officer provided an additional $17,500 short term, unsecured, non-interest-bearing loan due on December 31, 2020 which totals $27,500.

Common Stock

On February 7, 2020 MjLink.com Inc increased the subsidiary’s authorized common shares from 1,500 to 400 million.

On March 2, 2020, Social Life Network, Inc increased the parent’s authorized common shares from 500 million to 2.5 billion and have increased our convertible reserve minimum to approximately 2.4 billion common shares.

Board and Executive Appointments

On January 21, 2020 we appointed Britt Glassburn, Brian Lazarus, Gregory Todd Markey, and Lynn Murphy as Social Life Board Directors. Mr. Lazarus and Mr. Markey were also appointed Directors of our MjLink subsidiary. Kenneth Granville and Vincent “Tripp” Keber have both step down as Directors of both entities. Leslie Bocskor has step down as Director of Social Life and remains a Director of MjLink. Mr. Keber remains an Advisor to our Board.

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

Net deferred tax assets consist of the following components as of December 31:

	2019	2018
Deferred Tax Assets:
NOL Carryover	$(452,600)	$31,000
Deferred tax liabilities:
Less valuation allowance	452,600	(31,000)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to tax-effected income from continuing operations for the period ended December 31, due to the following:

	2019	2018
Book loss	$(988,800)	$(1,188,200)
Meals and entertainment	1,200	300
Warrant expense	75,000	930,300
Stock based compensation	460,000	288,600
Valuation allowance	452,600	(31,000)
	$-	$-

At December 31, 2019, the Company had net operating loss carry forwards of approximately $0 that may be offset against future taxable income from the year 2018 to 2036. No tax benefit has been reported in the December 31, 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company’s executive and administrative office is located at 3465 Gaylord Court, Suite A509, Englewood, Colorado 80113.

The Company had total rent expense for the year ended December 31, 2019 and 2018 of $33,406 and $36,132, respectively, which is recorded as part of General and Administrative expenses in the Statement of Operations.

Litigation

The Company does not have any pending litigation.

8. SUBSEQUENT EVENTS

Convertible Debt Notes

On August 21, 2019, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate up to $925,000, which will be distributed in multiple tranches to be determined, in additional available cash resources with a payback provision of principle debt without an original issue discount plus interest. We generated $63,000 in additional available cash resources with a payback provision due on January 27, 2021 totaling $69,300 which includes the principle plus interest of $6,300. We have reserved 41,331,475 restricted common shares for conversion. The conversion price is the 39% discount to the average of the two (2) lowest trading prices during the previous fifteen (15) trading days to the date of a Conversion Notice. We determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $40,279 at the date of issuance when the stock price was approximately $0.01 per share.

Since December 31, 2019 three of our debt holders have converted $173,926 of principle into 165,998,148 shares of common stock at approximately $0.0011 per share.

We have the following convertible notes payable as of March 19, 2020:

Note	Funding Date	Maturity Date	Interest Rate	Original Borrowing	Average Conversion Price	Number of Shares Converted	Balance at March 19, 2020
Note payable (A)	April 15, 2019	November 14, 2019	7%	$100,000	-	-	$-
Note payable (B)	April 15, 2019	April 14, 2022	10%	$67,500	-	-	-
Note payable (C)	May 24, 2019	December 23, 2019	10%	$80,000	-	-	80,000
Note payable (C)	July 3, 2019	February 2, 2020	10%	$160,000	-	-	80,000
Note payable (D)	June 12, 2019	June 11, 2020	12%	$110,000	$0.0028	39,632,417	29,618
Note payable (E)	June 26, 2019	March 25, 2020	12%	$135,000	$0.0017	15,250,000	96,455
Note payable (F)	August 7, 2019	August 6, 2020	10%	$100,000	$0.0005	111,115,731	35,000
Note payable (G)	August 21, 2019	August 20, 2020	10%	$148,500	-	-	49,500
Note payable (H)	January 28, 2020	January 27, 2021	10%	63,000	-	-	63,000
Total					$0.0011	165,998,148	$433,573

Since December 31, 2019, Kenneth Tapp, our Chief Executive Officer provided an additional $17,500 short term, unsecured, non-interest-bearing loan due on December 31, 2020 which totals $27,500.

Common Stock

On February 7, 2020 MjLink.com Inc increased the subsidiary’s authorized common shares from 1,500 to 400 million.

On March 2, 2020, Social Life Network, Inc increased the parent’s authorized common shares from 500 million to 2.5 billion and have increased our convertible reserve minimum to approximately 2.4 billion common shares.

Board and Executive Appointments

On January 21, 2020, we appointed Britt Glassburn, Brian Lazarus, Gregory Todd Markey, and Lynn Murphy as members of our Board of Directors. Mr. Lazarus and Mr. Markey were also appointed Directors of our MjLink subsidiary. Kenneth Granville and Vincent “Tripp” Keber have both stepped down as Directors of both entities. Leslie Bocskor has stepped down as our Director of Social Life and remains a Director of MjLink. Vincent Keber remains an Advisor to our Board.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our chief executive officer, who is our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our chief executive officer, concluded that, as at December 31, 2019, our disclosure controls and procedures were not effective: (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. The conclusion reached by our chief executive officer was a result of the material weaknesses described below.

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

Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2019 assessment of the effectiveness of our internal control over financial reporting.

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

Based on our evaluation under the framework in COSO, our chief executive officer and chief financial officer have concluded that our internal controls over financial reporting were ineffective as of December 31, 2019 due to the above-noted material weaknesses with respect to disclosure controls and procedures. The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. We believe we have taken initial steps to mitigate these risks by consulting outside advisors where necessary.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Kenneth S. Tapp	Chairman, Chief Executive Officer, & Chief Technology Officer of Social Life Network and MjLink	49	June 6, 2016
Mark DiSiena	Chief Financial Officer & Chief Accounting Officer	53	November 1, 2018
Britt Glassburn	Board Member of Social Life Network	43	January 21, 2020
Brian Lazarus	Board Member of Social Life Network and MjLink	63	January 21, 2020
Gregory Todd Markey	President of MjMicro and Board Member of Social Life Network and MjLink	34	January 21, 2020
Lynn Murphy	Board Member of Social Life Network	55	January 21, 2020
Leslie Bocskor	Former Board Member of Social Life Network and current Board Member of MjLink	55	August 1, 2020

Business Experience

During the past five years, none of the persons identified above has been involved in any bankruptcy or insolvency proceeding or convicted in a criminal proceeding, excluding traffic violations and other minor offenses. There is no arrangement or understanding between the persons described above and any other person pursuant to which the person was selected to his or her office or position.

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Kenneth S. Tapp, Chairman of the Board, Chief Executive Officer, Chief Technology Officer

Ken Tapp has served as our Chief Executive Officer/Chairman/Chief Technology Officer since our inception in June 2016 and prior to, since January 2013, as the private company, Social Life Network (f/k/a Life Marketing, Inc.). Ken Tapp was the Vice President of Engineering at HomeBuilder.com & Realtor.com from 1996 through their IPO in August of 1999. Ken Tapp went on to launch one of the largest and most successful real estate industry SaaS platforms, that was used by as many as 1,300,000 real estate offices and 57,000 home builders from 2001 through 2011 in the US, Australia, New Zealand, Canada and the United Kingdom. The SaaS platform provided listing data access to companies like Trulia, Zillow, News Corp, Gannett, Clear Channel, Realtor.com, and many other digital media outlets until Ken Tapp sold the company in late 2011.

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

Britt Glassburn, Board Member

Britt Glassburn was appointed as our Director on January 21, 2020. Britt Glassburn has spent nearly 30 years in the residential real estate industry, over the past six years focusing her attention to increasing the business acumen of real estate professionals through best-in-class technology tools and industry specific coaching. As the Chief Executive Officer of Social Life Network’s licensee, LikeRE.com, her focus is to ensure online success by real estate professionals through technology development.

Brian Lazarus, Board Member

Brian Lazarus was appointed as our Director on January 21, 2020. Brian Lazarus has spent over 40 years producing notable entertainment and experiential events with specialized skills at professional audio, video and digital tech. He is the co-founder and Executive Vice President of Media Star Promotions, one of the nation’s top branding, touring and strategic marketing agencies. His expertise in the design and execution of consumer experiences for regulated products blends seamlessly with the goals of the burgeoning cannabis space. Brian Lazarus is committed to increasing the depth of services provided by Social Life Network, MjLink, and its affiliates.

Gregory Todd Markey, Board Member and President of MjMicro Conference

Todd Markey was appointed as our Director on January 21, 2020. Since April 1, 2019, Todd Markey has been the president of the MjMicro division of MjLink and directs the MjMicro Conference. Todd Markey has more than 10 years of finance and capital markets experience and is a trusted expert for micro-cap to small cap companies in expanding their investor and public relations. Additionally, he has assisted companies in the pre-IPO and up-listing process, from the OTC markets onto Nasdaq and NYSE stock exchanges.

Lynn Murphy, Board Member

Lynn Murphy was appointed as our Director on January 21, 2020. Lynn Murphy has specialized in sales and marketing as the founder and owner of several companies over the past 30 years. With an MBA and extensive C Suite level negotiations experience, he has grown companies from start-up to multi-million dollar revenue generators. As the CEO of our licensee, Sports Social Network, and as our Director, Lynn Murphy combines his lifetime passion and involvement in hunting, fishing, and outdoorsmanship along with his skill sets in directing the technology needed to bring Sports Social Network divisions to the public markets, and providing us with a vital asset.

Leslie Bocskor, Board Member

Leslie Bocskor has been our Director since September 20, 2018 and Social Life Network’s Director since August 1, 2018. Leslie Bocskor is the President and Founder of Electrum Partners. Electrum Partners is known as a pioneer in the cannabis industry as a global cannabis business advisory and services firm. He is also the Vice Chairman of GB Science, Inc., one of the leading publicly traded life science companies in the legal cannabis industry. Mr. Bocskor was one of the first investment bankers to focus exclusively on the internet and new media. Mr. Bocskor has extensive experience working in cannabis space, even being dubbed the “Warren Buffet of Cannabis” on CNBC.

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

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended December 31, 2019.

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

Nomination of Directors

As of March 16, 2020, we had not affected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If stockholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

According to the Nasdaq definition, we believe Kenneth Granville is an independent director because he is not an officer of our company and not a beneficial owner of a material amount of shares of our common stock and has not received compensation from us in excess of the relevant limits. We have determined that Kenneth Tapp is not independent due to the fact that they are our employees and determined that Leslie Bocskor and Gregory Todd Markey are not independent because they receive compensation directly or indirectly from us for consulting and employment services, respectively.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2019;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2019; and

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company and subsidiaries for the years ended December 31, 2019 and December 31, 2018 are set out in the following summary compensation table:

Summary Compensation Table
Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth Tapp (1) Chairman, Chief Executive Officer, and Chief Technology Office	2019 2018	(5) (4)	-	-	-	-	-	-	-	-

Mark DiSiena (2)	2019	(5)	120,000	-	-	-			-	120,000
Chief Financial Officer	2018	(4)	-	-	-	-	-	-	-	-

Gregory Todd Markey(3)	2019	(5)	60,000	8,000	-	-	-	-	6,000	74,000
Director of Investor Relations/ President of MjMicro/Director	2018	(4)	-	-	-	-	-	-	-	-

(1)	Kenneth Tapp was appointed as our Chief Executive Officer, Chief Technology Officer, and Chairman since inception and has not received any salary or benefits payments from either us or our parent company.

(2)	Mark DiSiena was appointed as our Chief Financial Officer on November 1, 2018, after being our consult from August 1, 2018 through October 31, 2018. Mark DiSiena is paid by our parent company and has not received any salary or benefits payments from us.

(3)	Gregory Todd Markey was appointed as our President of MjMicro on April 1, 2018; and was appointed as a Board Director as of January 21, 2020. Mr. Markey is paid by our parent company for any salary or benefits payments.

(4)	Year ended December 31, 2018.

(5)	Year ended December 31, 2019.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Other than the employment agreement with Mr. DiSiena and Mr. Markey, we have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended December 31, 2019:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Leslie Bocskor(1) (2)	60,000	-	-	-	-	-	60,000
Kenneth Granville(1)	-	-	-	-	-	-	-
Vincent (Tripp) Keber(1)(3)	180,000	-	-	-	-	-	180,000

(1)	Mr. Bocskor, Mr. Granville, and Mr. Keber were all appointed as our directors of our company on August 1, 2018.

(2)	Our Director, Mr. Bocksor, is the President/Founder of Electrum Partners and his firm received $60,000 in consulting fees for fiscal year 2019.

(2)	Our former Director and current Board Advisor, Mr. Keber received $180,000 in consulting fees for fiscal year 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 19, 2019, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our current directors, our named executive officers and by our current executive officers and directors as a group.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
LVC Consulting, LLC c/o Kenneth Tapp 8100 E. Union Ave., Suite 1809 Denver, Colorado 80237	Common Stock	59,736,667	(3)	19.5%
Rodosevich Investments, LLC c/o Andrew Rodosevich 8100 E. Union Ave., Suite 1809 Denver, Colorado 80237	Common Stock	14,736,667	(4)	4.8%
Somerset Private Fund, Ltd. 387 Corona Street, Suite 55 Denver, CO 80218	Common Stock	13,270,000	(5)	4.3%
Brian Lazarus c/o Media Star Promotions 319 Clubhouse Lane Hunt Valley, MD 21031	Common Stock	5,000,000	(7)	1.6%
Britt Glassburn c/o 8100 E. Union Ave., Suite 1809 Denver, Colorado 80237	Common Stock	1,283,333	(8)	0.4%
Gregory Todd Markey c/o 8100 E. Union Ave., Suite 1809 Denver, Colorado 80237	Common Stock	1,000,000	(9)	0.3%
Lynn Murphy c/o 8100 E. Union Ave., Suite 1809 Denver, Colorado 80237	Common Stock	608,333	(10)	0.2%
Mark DiSiena c/o 8100 E. Union Ave., Suite 1809 Denver, Colorado 80237	Common Stock	1,000,000	(11)	0.3%
All executive officers and directors as a group (8 persons)	Common Stock	96,635,000		31.5%

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Percentage of common stock is based on 8,849,415 shares of our common stock issued and outstanding as of February 12, 2020

(3)	Kenneth Tapp was appointed as Chief Executive Officer, Chief Technology Officer, and Chairman since inception of both Social Life Network and MjLink.com

(4)	Andrew Rodosevich was appointed as Chief Financial Officer of our parent company at inception and resigned from that position effective July 31, 2018.

(5)	Somerset Private Fund, Ltd. (“Somerset”) is registered in the state of Colorado. There are 6 limited partners of Somerset. Robert Stevens, Somerset’s President holds a 90% interest in Somerset. Somerset’s Board of Directors has sole dispositive and transfer power over the shares. Robert Stevens was appointed as the receiver in 2014 when we were placed into Receivership in Nevada’s 8th Judicial District (White Tiger Partners, LLC et al v. Sew Cal Logo, Inc.et al, Case No A-14-697251-C) (Dept. No.: XIII).

(6)	Our Director, Leslie. Bocskor is the President/Founder of Electrum Partners; and he has been a Director of our parent company since August 1, 2018.

(7)	Brian Lazarus has been a Director of our parent company since January 21, 2020.

(8)	Britt Glassburn has been a Director of our parent company since January 21, 2020.

(9)	Gregory Todd Markey has been a Director of our parent company since January 21, 2020.

(10)	Lynn Murphy has been a Director of our parent company since January 21, 2020.

(11)	Mark DiSiena was appointed as Chief Financial Officer of our parent company on November 1, 2018.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since January 1, 2019, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $5,000, being the lesser of $120,000 or one percent of our total assets at December 31, 2019, and in which any of the following persons had or will have a direct or indirect material interest:

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

We have software license agreements with Real Estate Social Network, Inc. and Sports Social Network, which provides that our licensees pay us a license fee of $125,000 per year or a period of two years and thereafter receive a 20% percentage of profits. Our Chief Executive Office, Kenneth Tapp owns 28.1% of our outstanding shares and is also the Chief Technology Officer of Real Estate Social Network and Sports Social Network and owns approximately 40% each of those entities through LVC Consulting, LLC, of which he is the only member. Our Chief Financial Officer, Andrew Rodosevich, owns 6.9% of our outstanding shares and is a Managing Member of Real Estate Social Network and Sports Social Network and owns approximately 10% of those entities through Rodosevich Investments, LLC, of which Andrew Rodosevich is the sole member. During our Fiscal Year 2019, our largest source of our revenues was $250,000 in social network platform licensing revenues, which constituted 51.8% of our total revenues, which were derived solely from the only 2 licensees we have agreements with, the Real Estate Social Network and Sports Social Network, which revenues are related party revenues.

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

This type of licensing is the standard when licensing intellectual property per users. The rates were determined by existing users in the Sports Social Network, and future predicted users in the Real Estate Social Network. We researched competing Social Network licensing platforms for pricing and features, and determined that the most similar to our Network Platform was SocialShared.com (https://www.socialshared.com/plans.html), which currently provides the United States Tennis Association with their own social network (Setteo.com) for $2.25 per month per end-user, a competitor to the Sports Social Network, Inc. website, RacketStar.com

Our related party revenue for Fiscal Year 2019 was $250,000 or 58.1% of gross revenue.

Our Directors, Leslie Bocskor and Vincent (Tripp) Keber, directly or indirectly, earned cash compensation of $60,000 and $180,000, respectively from us for their consulting services, during fiscal year 2019.

From August 30 through December 31, 2019 Kenneth, Tapp, from time-to-time provided short-term interest free loans amounting to $145,000 for the Company’s operations. As of year-end 2019, a $10,000 obligation remains.

See transactions with related parties in Notes 5 and 13 in the accompanying financial statements included in this document.

Compensation for Executive Officers and Directors

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the year ended December 31, 2019 and 2018 for professional services rendered our independent registered public accounting firm BF Borgers CPA PC.

Fees	2019	2018
Audit Fees	$37,830	$37,800
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$37,830	$37,800

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 20, 2020
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
Mark DiSiena
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: March 20, 2020	By:	/s/ Britt Glassburn
Britt Glassburn, Director

DATE: March 20, 2020	By:	/s/ Brian Lazarus
Brian Lazarus, Director

DATE: March 20, 2020	By:	/s/ Todd Markey
Gregory Todd Markey, Director

DATE: March 20, 2020	By:	/s/ Lynn Murphy
Lynn Murphy, Director

