Form 10-Q
period 2020-03-31
Social Life Network, Inc.
filed 2020-06-29
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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

The Company has 1,156,784,061 common stock shares outstanding as of June 29, 2020.

2

Table of Content

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

SOCIAL LIFE NETWORK, INC.

Table of Content

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020 unaudited	December 31, 2019 unaudited
ASSETS
Current Assets:
Cash	$6,367	$6,057
Accounts receivable	47,500	20,500
Accounts receivable – related parties	212,500	257,500
Prepaid Expenses	7,303	20,933
Total Assets	$273,670	$304,990

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$35,067	$15,724
Loans payable – related party	27,500	10,000
Other current liabilities	50,000	40,000
Deferred Revenue	20,333	29,396
Convertible debt plus accrued interest	475,422	616,179
Total Current Liabilities	608,322	711,299
Long Term Debt	-	-
Total Liabilities	608,322	711,299

Stockholders’ Equity (Deficit):
Common Stock A par value $0.001, 2,500,000,000 shares authorized, 556,248,107 and 125,358,319 shares issued and outstanding, respectively	556,263	140,791
Common Stock B, par value $0.00, 100,000,000 shares authorized, 25,000,000 and 0 shares issued and outstanding, respectively	-	-
Additional paid in capital	30,895,569	31,016,394
Common Stock to be issued	-	-
Common Stock Receivable	-	-
Preferred Stock par value $0.00, 5,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Accumulated deficit	(31,786,483)	(31,563,493)
Total Stockholders’ Equity (Deficit)	(334,652)	(406,308)
Total Liabilities and Stockholders’ Equity	$273,670	$304,990

The accompanying notes are an integral part of these unaudited condensed financial statements.

Table of Content

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Digital Subscriptions revenue	9,063	-
Licensing revenue	-	-
Licensing revenue – related parties	$62,500	$25,000
Advertising revenue	-	2,500
Digital marketing revenue	-	-
Sales returns	-	-
Total revenue	71,563	27,500
Costs of goods sold	2,064	1,531
Gross margin	69,497	25,969

Operating Expenses:
Compensation expense	166,478	300,678
Non-cash stock compensation - services	-	1,026,345
Stock based compensation - warrants	-	-
Sales and marketing	5,632	71,539
General and administrative	51,587	113,886
Total operating expenses	223,697	1,512,448

Income (Loss) from operations	(154,200)	(1,486,479)

Other Expenses:
Interest expense	28,500	1,010
Other expense	40,290	-
Total other expenses	68,790	1,010

Net Income (Loss)	$(222,990)	$(1,487,489)

Income (loss) per share, basic and diluted	$(0.00)	$(0.01)
Weighted average shares outstanding, basic and diluted	(0.00)	(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Table of Content

SOCIAL LIFE NETWORK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

unaudited

	Preferred Stock		Common Stock B		Common Stock A		Additional Paid in	Common Stock to	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	be Issued	Receivable	Deficit	Total
Balance, December 31, 2018	-	-	-	-	117,817,319	$117,817	$27,763,019	$25,000	$-	$(27,705,545)	$200,291
Common stock issued for services	-	-	-	-	3,750,000	3,750	1,207,595	-	-	-	1,211,345
Common stock issued for services to officers	-	-	-	-	500	49,500	-	-	-	-	50,000
Fair value of warrants issued	-	-	-	-	-	-	292,500	-	-	-	292,500
Common stock sold for cash	-	-	-	-	14.025,529	14,025	1,362,315	(25,000)	-	-	1,350,340
Common stock from conversion of debt	-	-	-	-	284,373	284	9,716		-	-	10,000
Beneficial conversion feature	-	-	-	-	-	-	429,600		-	-	429,600
Common stock from warrant conversion	-	-	-	-	4,400	-	-	-	-	-	4,400
Net Loss for the year ended December 31, 2019	-	-	-	-	-	-	-	-	-	(3,857,948)	(3,857,948)
Balance, December 31, 2019	-	-	-	-	140,777,231	$140,791	$31,016,394	-	-	(31,563,493)	(406,308)
Common stock issued for service	-	-	-	-	-	-	-	-	-	-	-
Common stock issued to officers	-	-	25,000,000	$-	-	-	-	-	-	-	-
Common stock issued to investors	-	-	-	-	415,470,876	415,471	(120,825)	-	-	-	294,646
Common stock cancelled	-	-	-	-	-	-	-	-	-	-	-
Fair value of warrants issued	-	-	-	-	-	-	-	-	-	-	-
Net Loss for quarter ended March 31, 2020	-	-	-	-	-	-	-	-	-	(222,990)	(222,990)
Balance, March 31, 2020	-	$-	25,000,000	$-	556,248,107	$566,263	$30,895,559	$-	$-	$(31,786,483)	$(334,652)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Table of Content

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flow from operating activities:
Net Income (Loss)	$(222,990)	$(1,487,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	1,026,345
Changes in operating assets and liabilities:
Accounts receivable	12,500	(2,500)
Prepaids	13,631	(34,507)
Accounts payable and accrued expenses	(102,977)	20,841
Net cash used in operating activities	(299,836)	(477,310)

Cash flows used in investing activities:	-	-

Cash flows from financing activities:
Proceeds from the sale of common stock	294,647	382,500
Net cash provided by financing activities	294,647	382,500

Net increase / decrease in cash	(5,190)	(94,810)
Cash at beginning of period	11,557	195,051
Cash at end of period	$6,367	$100,241

Supplemental Disclosures:
Cash paid during the year for:
Interest	$28,501	-
Income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Warrants issued for services	$-	$-
Interest related to amortization of beneficial conversion feature	40,279	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Table of Content

SOCIAL LIFE NETWORK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2020

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Social Life Network, Inc. (the “Company”) is a technology company that licenses its Social Life Network SaaS (Software as a Service) Internet Platform (hereafter referred to as the “Platform”) to niche industries for an annual license fee and/or a percentage of profits. The Platform is a cloud-based social network and virtual conferencing system that can be customized to suit virtually any niche industry, such as the alternative medicine industry, which we generate revenue through MjLink.com, Inc (hereafter referred to as “MjLink”), a subsidiary of the Company.

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

On January 29, 2016, the Company, as the seller (the “Seller”), completed a business combination/merger agreement (the “Agreement”) with the buyer, Life Marketing, Inc., a Colorado corporation (the “Buyer”), its subsidiaries and holdings and all of the Buyer’s securities holders. The Company acted through the court-appointed receiver and White Tiger Partners, LLC, the Company’s judgment creditor. The Agreement provided that the then current owners of the private company, Life Marketing, Inc., become the majority shareholders pursuant to which an aggregate of 119,473,334 common stock shares were issued to the Company’s officers, composed of 59,736,667 shares each to the Company’s Chief Executive Officer, Kenneth Tapp, and Andrew Rodosevich, the Company’s then-Chief Financial Officer. Pursuant to the terms of the Agreement and related corporate actions in the Company’s domicile, Nevada:

●	The Company cancelled all previously created preferred class of stock;

●	The Company delivered newly issued, common stock shares equivalent to approximately 89.5% of its outstanding shares as a control block in exchange for 100% of the Buyer’s outstanding shares;

●

The court appointed receiver sold its judgment to the Buyer and the Seller agreed to pay the receiver $30,000 and the equivalent of 9.99% of the outstanding stock (post-merger) of the newly issued unregistered exempt shares;

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

On September 20, 2018, the Company incorporated MjLink.com, Inc., a Delaware Corporation, as a subsidiary.

Table of Content

MjLink.com Inc. – Subsidiary

Prior to its incorporation in Delaware on September 20, 2018, MjLink functionally operated as our cannabis division. As of the date of this filing, the Company has 800,000 class A shares of MjLink.com, Inc., and MjLink is currently raising capital at $1 per share through a Reg D 506(c) offering. MjLink also filed a Form 1-A in February of 2020 to qualify for a Reg A Tier 2 offering to raise up to $50,000,000 at $2.50 a share.

MjLink.com, Inc. is a leading social networking platform and virtual event company that has in part helped expedite the growth of the cannabis industry worldwide. MjLink is one of the largest cannabis and hemp technology platforms for connecting professionals and consumers together.

MjLink’s technology platform consists of four separate and unique private social networks in the entire MjLink network. In total, the MjLink network provides the cannabis industry with a singular platform for social networking, product and dispensary search, digital content distribution, advertising, video conferencing and virtual investment conferences, mobile app and website building tools, learning management, and online event solutions.

Neither the Company or MjLink cultivate, dispense or sell hemp, cannabis or any derivatives of the cannabis plant, such as infused products. As of the date of this filing, the Company generates revenue from MjLink through a combination of licensing of the Company platform and a percentage of fees generated from advertising and SaaS subscriptions sold.

Our Business

Business of Social Life Network, Inc. (Software as a Service - SaaS)

We are an artificial intelligence (AI) powered social networking company, that develops custom niche industry social networks to be used to connect global business professionals and consumers. Our platform leverages blockchain technology to increase speed, security and accuracy of our niche Social Network Marketplaces, (hereafter referred to as the “Platform”). The Platform is a cloud-based system that can be accessed by a web browser or mobile application that allows end-users to socially connect with one another and their customers to market and advertise their products and services.

As of the date of this filing, our Platform is accessed by multiple industries in over 120 countries, and is translated in English, German, Hungarian, Portuguese, Turkish, Polish, Russian, Swedish, Slovenian, French, Dutch, Portuguese, Czech, Persian, Ukrainian, Vietnamese, Romanian, Spanish, Italian and Japanese. Our Platform licensing agreements are for a minimum of one year. Our fee structure includes a combination of annual fees and/or a minimum percentage of the net profits from our licensees that are generating revenue from monthly subscriptions services or fees from their platform users.

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

Table of Content

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently have not experienced any losses in our accounts. The Company believes it is not exposed to any significant credit risk on cash.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were $5,500 cash equivalents for the three months ended March 31, 2020 and the year ended December 31, 2019.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of March 31, 2020 and December 31, 2019.

Table of Content

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

On December 22, 2018, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31, 2019, using the new corporate tax rate of 21 percent. See Note 7.

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

Stock-based Compensation

The Company accounts for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, we recognize the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Table of Content

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

As of December 31, 2019, and 2018, the Company had 16,300,020 and 6,400,000 potentially dilutive shares; however, the diluted loss per share is the same as the basic loss per share for the years ended December 31, 2019 and 2018, as the inclusion of any potential shares would have had an antidilutive effect due to the Company’s loss from operations.

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

Table of Content

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

NOTE 3 – GOING CONCERN

The Company’s unaudited financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company had an accumulated deficit of $31,786,483 at March 31, 2020, had a net loss of $222,990, and used net cash of $299,836 in operating activities for the three months ended March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next nine months with existing cash on hand and public issuance of common stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that the Company will succeed in its future operations. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

Table of Content

NOTE 4 – RELATED PARTY TRANSACTIONS

Other than as disclosed below, there has been no transaction, since January 1, 2020, or currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $5,000, being the lesser of $120,000 or one percent of our total assets at March 31, 2019, and in which any of the following persons had or will have a direct or indirect material interest:

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

On January 2, 2019, the Company completed an employment agreement with George Jage, President of MjLink, providing him with the ability to receive the Company’s stock. The agreement provides that if Mr. Jage resigns as MjLink’s President during the first 24 months of the employment agreement, all stock previously issued to him are required to be returned to MjLink’s treasury. On June 26, 2019, George Jage resigned from the Company, and no stock was issued to him.

On February 6, 2019, we authorized an additional 500,000 restricted common stock shares to Mark DiSiena, our Chief Financial Officer, valued at $50,000. The shares were issued during the three months ended March 31, 2019.

The Company has software license agreements with Real Estate Social Network, Inc. and Sports Social Network, which provides that the Company’s licensees pay the Company each a license fee of $125,000 per year or a period of two years and thereafter receive a 20% percentage of profits. The Company’s Chief Executive Officer, Kenneth Tapp, owns 10.7% of our outstanding shares and is also the Chief Technology Officer of Real Estate Social Network and Sports Social Network and owns approximately 40% each of those entities through LVC Consulting, LLC, of which he is the sole member. As of March 31, 2020, the Company’s largest source of the Company’s revenues was $62,500 in social network platform licensing revenues, which constituted 87.3% of our total revenues and were derived solely from the only 2 licensees the Company has agreements with, the Real Estate Social Network and Sports Social Network, which revenues are related party revenues.

Pricing for the license agreements were negotiated with the Chief Executive Officers of Real Estate Social Network and Sports Social Network using a “Royalty Flex-Rate” method per network end-user. The Company’s Chief Executive Officer and prior-Chief Financial Officer represented it in the negotiations with Real Estate Social Network and Sports Social Network in our negotiations involving the license agreements.

This type of licensing is the standard when licensing intellectual property per users. The rates were determined by existing users in the Sports Social Network, and future predicted users in the Real Estate Social Network. We researched competing Social Network licensing platforms for pricing and features, and determined that the most similar to our Network Platform was SocialShared.com (https://www.socialshared.com/plans.html), which currently provides the United States Tennis Association with their own social network (Setteo.com) for $2.25 per month per end-user, and a competitor to the Sports Social Network, Inc. website, RacketStar.com

NOTE 5 – SALES RETURNS

For the period ended March 31, 2020, the Company did not issue any credit memos.

Table of Content

NOTE 6 – STOCK WARRANTS

During the three months ended March 31, 2020 and the years ended December 31, 2019, 2018, the Company granted zero, 1,594,853, zero warrants, respectively, to the Company’s advisors and employees, totaling 17,894,873 warrants (the “17,894,873 Warrants”). Each warrant entitles the holder to one Social Life Network common stock share at an exercise price ranging from five to twenty cents, with a weighted average price of seven cents. The term of the Company’s warrants has a range from 3 to 5 years from the initial exercise date. The warrants will be expensed as they become exercisable beginning January 1, 2018 through April 11, 2024. During the three months ended September 30, 2019, 300,000 additional warrants vested, and as of September 30, 2019 the 17,894,873 Warrants are 100% vested. During the twelve months ended December 31, 2019, the Company executed a cashless conversion of 8,800,020 vested warrants in exchange for 4,400,010 common stock shares. The remaining 9,094,853 outstanding warrants are currently 100% vested to date and not exercised. The aggregate fair value of the warrants before conversions totaled $3,977,301 and the aggregate fair value of the warrants after conversion totaled $2,244,800, which values are based on the Black-Scholes-Merton pricing model using the following estimates: exercise price ranging from $0.00 to $0.20, stock prices ranging from $0.0002 to $0.38, risk free rates ranging from 0.29% - 1.60%, volatility ranging from 391% to 562%, and expected life of the warrants ranging from 3 to 5 years.

A summary of the status of the outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
		$-
Exercisable, December 31, 2018	16,300,000	$0.05	$-
Issued	1,594,853	0.18	$-
Exercised	8,800,020	$0.00	$-
Expired	-		$-
Outstanding, December 31, 2019	9,904,853	$.07	$-

Exercisable, December 31, 2020	9,904,853	$.07	$-
Issued	1,594,853	-	-
Exercised	8,800,020	-	-
Expired	-	-	-
Outstanding, March 31, 2020	9,904,853	$.07	$-

Exercisable, March 31, 2020	9,904,853	$.07	$0.32

Range of Exercise Prices	Number Outstanding 3/31/2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.00–0.20	9,904,853	3.22 years	$0.07

NOTE 7 – COMMON STOCK AND CONVERTIBLE DEBT

Common Stock

Class A

On January 2, 2019, the Company completed an employment agreement with George Jage, President of MjLink, providing him with the ability to receive stock of the Company. The agreement provides that if Mr. Jage resigns as MjLink’s President during the first 24 months of the employment agreement, all stock previously issued to him are required to be returned to MjLink’s treasury. On June 26, 2019, George Jage resigned from the Company as well as MjLink and no stock was issued to him.

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

Table of Content

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

On April 15, 2019, the Company completed a Common Stock Purchase Agreement and other related documents with a funding group to generate $750,000 in additional available resources, earmarking the proceeds of $750,000 for our subsidiary, MjLink. In connection with this agreement, the Company issued 300,000 common stock shares to a non-profit affiliate of the funding group. On April 20, 2019, the Board of Directors determined not to deliver any purchase notices to this funding group going forward, setting forth the purchase notice common shares that the Company would have otherwise required the funding group to purchase.

On April 15, 2019, the Company completed a Standby Equity Commitment Agreement and other related documents with an investor group to generate $3 million in additional available cash resources with the Investor committed to purchase up to three million of the Company’s common stock from time-to-time over the course of 36 months with reselling limitations. In connection therewith, the Company issued 882,353 common stock shares plus 882,353 common stock warrants and reserved 16,900,000 restricted common shares for conversion. The 882,353 common stock shares will be issued during 2020.

On May 9, 2019, the Company issued 2,850,000 common stock shares to three professionals for their services. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $285,000. The shares were issued during the three months ended June 30, 2019.

For the quarter ending September 30, 2019, the Company issued 350,000 common shares to several lenders as inducement for their services. The shares are valued from $0.10 to $0.17, the closing price of the date of convertible debt liability, for a total non-cash expense of $46,500. The shares were issued during the six months ended September 30, 2019.

For the quarter ending December 31, 2019, the Company issued 2,200,000 stock shares to three professionals for their services. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $220,000. In addition, the Company entered into subscription agreements with 6 accredited investors. The Company sold 3,550,000 common stock shares to the accredited investors at $0.10 per share for total gross proceeds of $355,000. As of March 31, 2020, the Company received all the funds. The Company also issued 102,176 common shares to a single lender as inducement for their services at $0.00. Lastly, one lender converted their debt into 284,373 common shares at $0.04 for a value of $10,000. These shares were all issued during the three months ended March 31, 2020.

For the quarter ending March 31, 2020, several lenders converted their debt into 415,479,876 common shares at an average of $0.0014 for a value of $232,257.

After unanimous Board of Director approval and Shareholder Approval by consent of over 51% of the Company’s outstanding shares, filing of the Company’s Definitive Information Statement, and notice to shareholders, the Company filed an Amended and Restated Articles of Incorporation to increase its authorized shares with the State of Nevada, which was approved by the State of Nevada on March 4, 2020, and increased the Company’s authorized Common Stock Shares to 2.5 billion shares.

Class B

Effective March 4, 2020, the Company’s Board authorized the issuance of twenty five million (25,000,000) Class B Common Stock Shares to Ken Tapp, the Company’s Chief Executive Officer, in return for his services as the Company’s Chief Executive Officer from February 1, 2016 to February 29, 2020, which shares are equal to two billion five hundred million (2,500,000,000) votes and have no equity, cash value or any other value.

Table of Content

Convertible Debt and Other Obligations

Convertible Debt

On January 28, 2020, the Company completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate up to $925,000, which will be distributed in multiple tranches to be determined, in additional available cash resources with a payback provision of principle debt without an original issue discount plus interest. The Company generated $63,000 in additional available cash resources with a payback provision due on January 27, 2021 totaling $69,300 which includes the principle plus interest of $6,300. The Company have reserved 41,331,475 restricted common shares for conversion. The conversion price is the 39% discount to the average of the two (2) lowest trading prices during the previous fifteen (15) trading days to the date of a Conversion Notice. We determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $40,279 at the date of issuance when the stock price was approximately $0.01 per share.

The Company has the following convertible notes payable as of March 31, 2020:

Note	Funding Date	Maturity Date	Interest Rate	Original Borrowing	Average Conversion Price	Number of Shares Converted	Balance at March 31, 2020
Note payable (A)	April 15, 2019	November 14, 2019	7%	$100,000	-	-	$-
Note payable (B)	April 15, 2019	April 14, 2022	10%	$67,500	-	-	-
Note payable (C)	May 24, 2019	December 23, 2019	10%	$80,000	$0.0002	68,472,728	69,484
Note payable (C)	July 3, 2019	February 2, 2020	10%	$80,000	-	-	80,000
Note payable (D)	June 12, 2019	June 11, 2020	12%	$110,000	$0.0039	39,632,417	29,618
Note payable (E)	June 26, 2019	March 25, 2020	12%	$135,000	$0.0016	147,250,000	53,649
Note payable (F)	August 7, 2019	August 6, 2020	10%	$100,000	$0.0007	111,115,731	35,000
Note payable (G)	August 21, 2019	August 20, 2020	10%	$148,500	$0.0002	49,000,000	44,582
Note payable (H)	January 28, 2020	January 27, 2021	10%	63,000	-	-	63,000
Total					$0.0014	415,479,876	$375,333

(A)

On April 15, 2019, the Company completed a 7-month term original issue discount convertible note and other related documents with an unaffiliated third-party funding group to generate $100,000 in additional available cash resources with a payback provision due and was paid in full on November 14, 2019 of $117,700 which includes the original issue discount of $10,000 and interest of $7,700. In connection therewith, the Company issued 150,000 common stock shares and additional 102,176 common stock shares on October 15, 2019, per our original agreement, 412,500 common stock warrants, and reserved 1,412,500 restricted common shares for conversion. The shares were issued during the three months ended June 30, 2019. The conversion price is fixed at $0.15. Pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $13,333 at the date of issuance when the stock price was at $0.17 per share. On November 14, 2019, the Company fully met and timely paid its debt obligation.

Table of Content

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

(C)

On May 24, 2019, the Company completed a 7-month fixed convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $240,000, which will be distributed in three equal monthly tranches of $80,000, in additional available cash resources with a payback provision of $80,000 plus the original issue discount of $4,000 or $84,000 due seven months from each funding date for each tranche, totaling $252,000. We generated $160,000 in additional available cash resources with a payback provision due on December 23, 2019 and February 2, 2020 totaling $184,800 which includes the original issue discount of $8,000 plus interest of $16,800. In connection therewith, the Company issued 50,000 common stock shares for two tranches with another 25,000 common stock shares to be issued with the third tranche, and the Company has reserved 8,000,000, which was subsequently increased to 3 billion, restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. The Company determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $130,633 at the date of issuance when the stock price was at $0.12 per share. The Company has not fully met and timely paid its debt obligation and is arrears. A default notice has not been issued.

(D)

On June 12, 2019, the Company completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $110,000 in additional available cash resources with a payback provision due on June 11, 2020 of $135,250 which includes the original issue discount of $11,000 plus interest of $14,250. In connection with the note, the Company has reserved 14,400,000, which was subsequently increased to 502 million, restricted common shares as reserve for conversion. The conversion price is a 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. The Company determined that because the conversion price is variable and unknown, it could not determine if the Company had enough authorized shares to fulfill the conversion obligation. On December 19, 2019, the Company converted $10,000 of principle into 284,373 shares of common stock at approximately $0.035 per share. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $59,231 at the date of issuance when the stock price was at $0.11 per share.

(E)

On June 26, 2019, the Company completed a 9-month senior convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $135,000 in additional available cash resources with a payback provision due on March 25, 2020 of $168,000 which includes the original issue discount of $15,000 plus interest of $18,000. In connection with the note, the Company issued 100,000 common stock shares and has reserved 15,000,000, which was subsequently increased to 1 billion, restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. The Company determined that because the conversion price is variable and unknown, it could not determine if the Company had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $72,692 at the date of issuance when the stock price was at $0.11 per share. The Company has not fully met and timely paid its debt obligation and is arrears. A default notice has not been issued.

Table of Content

(F)

On August 7, 2019, the Company completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $100,000 in additional available cash resources with a payback provision due on August 6, 2020 of $121,000 which includes the original issue discount of $10,000 plus interest of $11,000. In connection with the note, the Company issued 100,000 common stock shares and has reserved 11,000,000, which was subsequently increased to 677,973,124, restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. The Company determined that because the conversion price is variable and unknown, it could not determine if the Company had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $73,750 at the date of issuance when the stock price was at $0.09 per share.

(G)

On August 21, 2019, the Company completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $148,500, which will be distributed in three equal monthly tranches of $49,500, in additional available cash resources with a payback provision of $49,500 plus the original issue discount of $5,500 or $55,000 due twelve months from each funding date for each tranche, totaling $165,000. The Company generated $49,500 in additional available cash resources with a payback provision due on August 20, 2020 totaling $60,500 which includes the original issue discount of $5,500 plus interest of $5,500. In connection therewith, the Company has issued 50,000 common stock shares for the first tranche with another 50,000 common stock shares to be issued with each additional tranche, which will total 150,000 common shares; the Company has reserved 15,714, which was subsequently increased to 2 billion, restricted common shares for conversion. The conversion price is the 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. The Company determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $26,654 at the date of issuance when the stock price was approximately $0.07 per share.

(H)

On January 28, 2020, the Company completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate up to $925,000, which will be distributed in multiple tranches to be determined, in additional available cash resources with a payback provision of principle debt without an original issue discount plus interest. The Company generated $63,000 in additional available cash resources with a payback provision due on January 27, 2021 totaling $69,300 which includes the principle plus interest of $6,300. The Company has reserved 41,331,475, which was subsequently increased to 1 billion restricted common shares for conversion. The conversion price is the 39% discount to the average of the two (2) lowest trading prices during the previous fifteen (15) trading days to the date of a Conversion Notice. The Company determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $40,279 at the date of issuance when the stock price was approximately $0.01 per share.

The Company has not fully met and timely paid its debt obligation and is arrears. A default notice has not been issued by Debt Holder (E).

Other Obligations

For the quarter ending March 31, 2020, Kenneth, Tapp, from time-to-time provided short-term interest free loans amounting to $32,700 for the Company’s operations. For the second quarter ending of 2020, Kenneth Tapp provided an additional $15,250 in short term interest free loans, totaling $42,550 liquidity for year to date 2020. As of June 10, 2020, the obligations have been paid in full.

Table of Content

NOTE 8 – SUBSEQUENT EVENTS

Common Stock

As of June 29, 2020, the Company has not issued common stock shares to an employee or nor has sold common shares to an accredited investor.

After unanimous Board of Director approval and Shareholder Approval by consent of over 51% of the Company’s outstanding shares, filing of the Company’s Definitive Information Statement and notice to shareholders, the Company filed Amended and Restated Articles of Incorporation (“Amended Articles”) to increase its authorized shares with the State of Nevada, which was approved by the State of Nevada on May 8, 2020, which amended articles increased the Company’s authorized Class A Common Stock Shares to Ten Billion (10,000,000,000) Shares and the Preferred Shares to Three Hundred Million (300,000,000) Shares. Additionally, the Amended Articles authorized the Company from May 8, 2020 and continuing until March 31, 2021, as determined by the Company’s Board of Directors in its sole discretion, to effect a Reverse Stock Split of not less than 1 share for every 5,000 shares and no more than 1 share for every 25,000 shares.

Convertible Debt

Since March 31, 2020 several of our debt holders have converted $34,586 of principle into 600,535,954 shares of common stock at approximately $0.00006 per share.

Note	Funding Date	Maturity Date	Interest Rate	Original Borrowing	Average Conversion Price	Number of Shares Converted	Balance at March 31, 2020
Note payable (A)	April 15, 2019	November 14, 2019	7%	$100,000	-	-	$-
Note payable (B)	April 15, 2019	April 14, 2022	10%	$67,500	$0.0000	20,192,296	-
Note payable (C)	May 24, 2019	December 23, 2019	10%	$80,000	$0.0002	250,709,092	59,461
Note payable (C)	July 3, 2019	February 2, 2020	10%	$80,000	-	-	80,000
Note payable (D)	June 12, 2019	June 11, 2020	12%	$110,000	$0.0021	308,439,711	12,146
Note payable (E)	June 26, 2019	March 25, 2020	12%	$135,000	$0.0005	174,250,000	50,139
Note payable (F)	August 7, 2019	August 6, 2020	10%	$100,000	$0.0007	111,115,731	35,000
Note payable (G)	August 21, 2019	August 20, 2020	10%	$148,500	$0.0001	151,300,000	41,001
Note payable (H)	January 28, 2020	January 27, 2021	10%	63,000	-	-	63,000
Total					$0.0007	1,016,006,830	$340,747

As of June 29, 2020, the Company has not fully met and timely paid its debt obligation and is arrears. A default notice has not been issued by any debt holders.

As of June 29, 2020, the Company’s Chief Executive Office, Kenneth Tapp, owns 5.2% of our outstanding shares.

Other Obligations

For the second quarter ending of 2020, Kenneth Tapp provided an additional $15,250 in short term interest free loans, totaling $42,550 liquidity for year to date 2020. As of June 10, 2020, the obligations have been paid in full.

On April 21, 2020, under the Payroll Protection Program, the Company received a forgivable loan of $37,411, and on June 10, 2020, the Company received an additional forgivable loan of $121,700. Both loans were given to small businesses by the Small Business Application (SBA) to help support employees of the companies, as financial aid, in order to sustain businesses during the mandatory COVID-19 lockdown.

Board of Director, Chief Financial Officer, and Board Appointments

On February 28, 2020, Mark DiSiena, our Chief Financial Officer and Chief Accounting Officer tendered his letter of resignation to pursue other full-time employment opportunities outside the Company and officially stepped down from his title and role on June 26, 2020. Mr. DiSiena will continue in a financial advisory capacity to Kenneth Tapp, our Chief Executive Officer, who has assumed the role of Chief Financial Officer and Chief Accounting Officer until a permanent replacement can be named.

Table of Content

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

In their report dated March 19, 2019, our independent registered public accounting firm, B F Borgers CPA PC, stated that our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $31,786,483 at March 31, 2020, had a net loss of $222,990 and used net cash of $299,836 in operating activities for the three months ended March 31, 2020. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. Although we may be successful in obtaining financing and/or generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such funding will be achieved at a sufficient level or that we will succeed in our future operations.

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

Table of Content

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

Should any of the above factors or a combination thereof have a material effect on our business, our revenues and results of operations will be negatively affected.

Table of Content

Our future success will depend on our key executive officers and our ability to attract, retain, and motivate qualified personnel.

We are highly dependent on our management team consisting of Kenneth Tapp, our Chief Executive Officer/Chief Technology Officer. Our future success largely depends upon the continued services of our executive officers and management team. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may be unable to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers joins a competitor or forms a competing company, we may lose some of our customers and potential customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could have a material adverse effect on our business, results of operations, and financial condition.

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

We have generated a majority of our revenue for the first three months ended 2020 from digital marketing, microcap events, and digital subscription services of MjInvest.com. The loss of the majority of our revenues in future periods in any of these revenue categories will negatively and materially affect our results of operations.

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

We have generated a majority of our revenue in 2020, and 2019 from licensing, event, and digital marketing revenues, respectively; the loss of the majority of our revenues in future periods will negatively affect our results of operations.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this annual report, our executive officers and directors and their respective affiliates beneficially own approximately 17.4% of our outstanding voting stock, including our Chief Executive Officer who owns 10.7% of our voting securities. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

Table of Content

During our 2020 fiscal year and for the 3-months ended March 31, 2020, $62,500 or 87.3%, and December 31, 2098, $25,000 or 90.9%, respectively, of our total revenues were generated from related party revenue; there are conflicts of interest between our officers’ interests who are also officers of our licensees and our shareholders’ interests.

For the 3-months ended March 31, 2020, $62,500 or 87.3%, and March 31, 2019, $25,000 or 90.9%, respectively, of our total revenues were derived from license fees we received from Real Estate Social Network and Sports Social Network, which revenues are related party revenues. We have a “software as a service” (SaaS) license agreement with Sports Social Network, which provides that Sports Social Network, Inc. pays a license fee of $125,000 per year for a period of two years and thereafter we receive twenty percentage of their net profits from the sale of online advertising and collected E-Commerce fees on their niche sports social networks from every country around the world that they provide access to their websites and mobile apps that we provide through the licensing agreement. They currently have social networks that are used by the Hunting and Fishing industry, the Racket Sports industry, the Golf industry and the Soccer industry. They plan to launch over the coming twelve to twenty-four months, a niche Auto Racing social network, a niche Skiing and Snowboarding social network, and a private little league sports social network for children, parents and coaches.

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

Our Chief Executive Office, Kenneth Tapp, owns 10.7% of our outstanding shares and is also the Chief Technology Officer of Real Estate Social Network and the Chief Technology Officer of the Sports Social Network and owns approximately 40% each of those entities through LVC Consulting, LLC, of which he is the only member. Our related party revenues present conflicts of interests between our officers’ interests and our shareholders” interests, which may favor the interests of our officers over that of our shareholders.

The license fees we received from our related parties who are also our licensees, Sports Social Network and Real Estate Social Network, may be undervalued because the license agreements were negotiated between related parties.

Our Chief Executive Officer and Chief Financial Officer negotiated the license fee agreements with our related parties/licensees, Sports Social Network and Real Estate Social Network. Our Chief Executive Officer, Kenneth Tapp, owns 10.7% of our outstanding shares and is also the Chief Technology Officer of Real Estate Social Network and Sports Social Network and owns approximately 40% each of those entities through LVC Consulting, LLC, of which he is the only member.

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

Table of Content

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

Our Chief Executive Officer is also the Chief Technology Officer of our licensees, Real Estate Social Network and Sports Social Network, and owns approximately 40% of each such entity through a limited liability company of which he is the sole member. We have a license agreement with Real Estate Social Network providing that they will pay us 20% of the net profits from all monthly member subscriptions and online advertising sales, paid annually, on the 31st day of January for the preceding year. We also have a license agreement with Sports Social Network providing that they will pay us $125,000 annually for the first two years of this agreement (a total of $250,000 per year for the first two years), and thereafter will receive 20% of the net profits from all online advertising sales and collected E-Commerce fees, paid monthly with the option to pay any outstanding licensing fees annually, and to be received by us no later than the 31st day of January for the preceding year. Our Chief Executive Officer owns 10.7% and of our outstanding shares. Accordingly, our Chief Executive Officer has potential conflicts of interest between his interests in Real Estate Social Network and Sports Social Network and our interests, which may result in them favoring the interests of those networks over our interests and that of our shareholders.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this annual report, our executive officers and directors and their respective affiliates beneficially own less than 75% of our outstanding voting stock, including our Chief Executive Officer who owns 10.7% of our voting securities. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our company’s other stockholders may vote, including the following actions:

●	to elect or defeat the election of our directors;

●	to amend or prevent amendment of our certificate of incorporation or by-laws;

●	to effect or prevent a merger, sale of assets or other corporate transaction; and

●	to control the outcome of any other matter submitted to our stockholders for a vote.

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

The outbreak of the coronavirus may negatively impact our business, results of operations and financial condition.

The outbreak of the coronavirus may negatively impact our business, results of operations and financial condition. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and could adversely affect our business, results of operations and financial condition, including coordination and completion of financial and operational matters and attendance at our live MjMicro events resulting from social distancing, travel restrictions, movement and large gathering restrictions, the public’s fears associated with the Pandemic, including air travel. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

Accordingly, with respect to our Form 10-Q for the period ending March 31, 2020 that was due on or about May 15, 2020 (the “10-Q”), pursuant to SEC Release No. 34-88465 dated March 25, 2020 (the “Order”), we requested relief from the Commission from filing the 10-Q on a timely basis because we were unable to file the report on a timely basis because COVID-19 has not allowed our employees to adequately coordinate and complete matters pertaining to the 10-Q in a timely manner. In connection therewith, we estimated that we would be able to file the 10-Q on or prior to June 29, 2020, which is within the 45-day filing requirement provided for in the Order.

RISKS RELATED TO CANNABIS/HEMP RELATED GOVERNMENT REGULATION

Our cannabis/hemp websites with respect to cannabis are dependent on state laws pertaining to the cannabis industry.

Our subsidiary, MjLink, has several websites in the cannabis/hemp industry. As of the date of this statement, there are 29 states and the District of Columbia that allow their citizens to use medical cannabis. Additionally, Colorado, Washington, Alaska, Oregon and Washington DC have legalized cannabis for adult use at the state (or district) level. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors pertaining to lack of public or legislative support could slow or halt progress in this area. Further, progress in the cannabis industry is not assured.

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

Table of Content

Under Federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. Our business provides services to customers that were engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provide that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). Because of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on sale of our services.

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

Under Federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. Our business provides services to customers that may be directly or indirectly engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provide that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

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

Table of Content

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

Under the government lockdown for COVID-19 beginning March 2020, cannabis businesses were considered an essential business and were allowed to remain open during the pandemic crisis.

Table of Content

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

Table of Content

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

Table of Content

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

The board of directors has the power to establish the dividend rates, liquidation preferences, and voting rights of any series of preferred stock, and these rights may be superior to the rights of holders of the Shares. The board of directors may also establish redemption and conversion terms and privileges with respect to any shares of preferred stock; as such, if we establish such terms and privileges to our preferred shares and we sell or issue preferred shares in future transactions to new investors such investors in subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock. Any such preferences may operate to the detriment of the rights of the holders of the Shares, and further, could be used by the board of directors as a device to prevent a change in control of the Registrant, include additional voting power to our officers giving them control over a majority of our outstanding voting power, enabling them to control future stock-based acquisition transactions, to fund employee equity incentive programs, and give them the ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters.

Table of Content

We issued 25,000,000 Class B Shares to our Chief Executive Officer, which entitled him to 2,500,000,000 Votes and to control corporate matters.

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

We may issue additional securities and future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. Additionally, because we have 9,094,853 Warrants outstanding, which are exercisable for five cents per share with a warrant exercise period of 5 years, any material exercise of the Warrants will because substantial dilution to your shares.

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

Table of Content

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

Table of Content

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

Table of Content

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. The Company had an accumulated deficit of $31,786,483 at March 31, 2020, had a net loss of $220,990, and used net cash of $299,836 in operating activities for the three months ended March 31, 2020. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next nine months with existing cash on hand and the sale of our common stock. While the we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in its our future operations.

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

Segment Information

The Company has one reportable segment called MjLink.com Inc. the leading social networking platform and virtual event company of the cannabis industry worldwide. MjLink is one of the largest cannabis and hemp technology platforms for connecting professionals and consumers together.

Table of Content

MJLINK.COM INC

SEGMENTED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	unaudited	unaudited
ASSETS
Current Assets:
Cash	$5,500	$5,500
Accounts receivable	10,500	10,500
Accounts receivable – related parties	32,500	32,500
Prepaid Expenses	3,261	4,658
Total Assets	$51,761	$53,158

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$-	$-
Accrued Expenses	-	-
Deferred Revenue	15,833	24,896
Intercompany due to parent	366,990	356,326
Total Current Liabilities	382,793	381,222
Long Term Debt	-	-
Total Liabilities	$382,793	$381,222

Stockholders’ Equity (Deficit):
Common Stock par value	15	15
Additional paid in capital	-	-
Common Stock to be issued	-	-
Common Stock Receivable	-	-
Preferred Stock par value	-	-
Total Stockholders’ Equity (Deficit)	(331,047)	(328,078)
Total Equity	(331,032)	(328,063)
Total Liabilities and Stockholders’ Equity	$51,761	$53,158

See accompanying notes to these unaudited condensed consolidated financial statements.

Table of Content

MJLINK.COM INC

SEGMENTED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Digital subscription revenue	$9,063	$-
Advertising revenue	-	2,500
Event revenue	-	-
Digital marketing revenue	-	-
Related party revenue:	-	-
Digital subscriptions revenue - related	-	-
Digital marketing revenue - related	-	-
Event revenue - related	-	-
Total revenue	9,063	2,500
Costs of goods sold	783	-
Gross margin	8,820	2,500

Operating Expenses:
Compensation expense	2,946	74,078
Non-cash stock expense	-	-
Sales and marketing	4,849	25,484
General and administrative	3,454	10,378
Total operating expenses	11,248	109,940

Income (Loss) from operations	(2,968)	(107,440))

Other Expenses:
Interest expense	-	-
Other non-operating expenses	-	-
Total other expenses	-	-

Net Income (Loss)	$(2,968)	$(107,440)

See accompanying notes to these unaudited condensed consolidated financial statements.

Table of Content

MJLINK.COM, INC.

SEGMENTED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid	Common Stock to be	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Issued	Receivable	Deficit	Total
Balance, December 31, 2019	-	-	1,500	$15	$-	$-	$-	$(328,078)	(328,078)
Common stock issued for service	-	-	-	-	-	-	-	-	-
Common stock issued to officers	-	-	-	-	-	-	-	-	-
Common stock issued to investors			-	-	-	-		-	-
Common stock cancelled	-	-	-	-	-	-	-	-	-
Fair value of warrants issued	-	-	-	-	-	-	-	-	-
Fair value of beneficial conversion feature for convertible notes	-	-	-	-	-	-	-	-	-
Net Loss for three months ended Mar 31, 2020	-	-	-	-	-	-	-	(2,968)	(2,968)
Balance, March 31, 2020	-	-	1,500	15	$-	$-	$-	$(331,032)	$(331,032)

See accompanying notes to these unaudited condensed consolidated financial statements.

Table of Content

MJLINK.COM INC

SEGMENTED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flow from operating activities:
Net Income (Loss)	$(2,968)	$(107,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock based compensation	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	(2,500)
Prepaids	-	-
Accounts payable and accrued expenses	1,397	(26,605)
Intercompany due to parent	1,571	136,545
Net cash used in operating activities	-	-

Cash flows used in investing activities:	-	-

Cash flows from financing activities:
Loan from related parties	-	-
Proceeds from the sale of common stock	-	-
Stock Receivable	-	-
Stock Payable	-	-
Net cash provided by financing activities	-	-

Net increase / decrease in cash	-	-
Cash at beginning of period	5,500	-
Cash at end of period	$5,500	$-

Supplemental Disclosures:
Cash paid during the year for:
Interest	$-	-
Income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Warrants issued for services	$-	$-
Interest related to amortization of beneficial conversion feature	$-	-

See accompanying notes to these unaudited condensed consolidated financial statements.

Table of Content

COMPARATIVE RESULTS FOR FISCAL YEARS

Consolidated Performance - Results of Operations for the 3-month periods ended March 31, 2020 and 2019

Revenues

For the 3-month period ending March 31, 2020, we recognized revenue from licensing of $62,500 compared to $25,000 of revenue for the 3-month period ending March 31, 2018. The increase is due to a renewed licensing deal with two of our licensees that provides for a minimum guarantee annual payment of $125,000 from each of our two licensees rather than relying on transactional usage of our platform in first quarter 2019.

For the 3-month period ending March 31, 2020, we recognized $9,063 digital subscription revenue as compared to zero for the 3-month period ending March 31, 2019. The increase in revenue is primarily attributable to recognizing digital subscription service of MjInvest.com over twelve months of service. Our current deferred revenue balance is $20,333 for MjInvest’s digital subscription service.

For the 3-month period ending March 31, 2020, we recognized zero advertising revenue as compared to $2,500 for the 3-month period ending March 31, 2019. The decrease in revenue is primarily attributable to eliminating our sales and marketing staff during the latter part of fiscal year 2018.

Cost of Revenue

Cost of revenue was $2,065 for the 3-month period ending March 31, 2020 compared to $1,531 the 3-month period ending March 31, 2019, representing an increase of $534 or 34.8%. The $534 increase is primarily attributable to an increase in Amazon Cloud AWS expenses related to elevated business activity.

Table of Content

Operating Expenses

Cash-paid compensation expense decreased by $134,200 or 44.6% to $166,478 for the 3-month period ending March 31, 2020 from $300,678 for the 3-month period ending March 31, 2020. The $134,200 increase is primarily attributable to the resignation of George Jage as MjLink’s President in June 2019, which was not refilled, and reducing the need for consultants and professionals that were required to meet MjLink’s growth strategies at the onset of January 2019.

During the 3-month period ending March 31, 2020, we recognized zero of non-cash stock-based compensation expense for employees, consultants, and professionals compared to $1,026,345 for the 3-month period ending March 31, 2019. The decrease is primarily due to a reduced need for additional headcount, streamlining headcount, and being able to maximize productivity with fewer hires as compared to our hiring plans in the first quarter 2019.

During the 3-month periods ending March 31, 2020 and 2019, we recognized zero of non-cash stock-based compensation expense for warrants for the respective quarters.

Sales and marketing expense decreased $65,907 or 92.1% to $5,632 for the 3-month period ending March 31, 2020 from $71,539 for the 3-month period ending March 31, 2019. The $65,907 decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced MjLink to cancel any in-person events for the foreseeable future including in its first quarter 2020 as opposed to our investing/ramping-up efforts in the first quarter of 2019.

General and administrative expense decreased by $63,309, or 55.1% to $51,587 for the 3-month period ending March 31, 2020 from $114,896 for the 3-month period ending March 31, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future. In addition, unrelated to COVID 19, the decrease is also due to a reduced need for additional headcount, streamlining headcount, and being able to maximize productivity with fewer hires as compared to our hiring plans in the first quarter of 2019.

Other expense

During the three months ended March 31, 2020, we incurred $68,790 of other expenses from interest charges of $28,501 from our convertible debt outstanding and a loss of $40,289 associated with converting our debt into common shares to our debt holders. During the three months ended March 31, 2019 we had zero other expenses.

Net Loss

Our net loss for the for the 3-month period ending March 31, 2020 was $222,990 compared to a net loss of $1,487,489 for the 3-month period ending March 31, 2018. The decrease in net loss of $1,264,500 is a direct result of lack of issuance of non-cash stock-based compensation expenses to our personnel and a decrease in operating expenses due to the unprecedented and mandatory COVID-19 shutdown.

Segmented Performance - Results of Operations for the 3-month periods ended March 31, 2020 and 2019

Revenues

For the 3-month period ending March 31, 2020, we recognized $9,063 digital subscription revenue as compared to zero for the 3-month period ending March 31, 2019. The increase in revenue is primarily attributable to recognizing digital subscription service of MjInvest.com over twelve months of service. Our current deferred revenue balance is $20,333 for MjInvest’s digital subscription service.

For the 3-month period ending March 31, 2020, we recognized zero advertising revenue as compared to $2,500 for the 3-month period ending March 31, 2019. The decrease in revenue is primarily attributable to eliminating our sales and marketing staff during the latter part of fiscal year 2018.

Cost of Revenue

Cost of revenue was $783 for the 3-month period ending March 31, 2020 compared to zero the 3-month period ending March 31, 2019, representing an increase of $781 or 100.0%. The $781 increase is primarily attributable to an increase in Amazon Cloud AWS expenses related to MjInvest, a nonexistent service in the first quarter 2019.

Table of Content

Operating Expenses

Cash-paid compensation expense decreased by $71,133 or 96.0% to $2,946 for the 3-month period ending March 31, 2020 from $74,078 for the 3-month period ending March 31, 2020. The $74,078 increase is primarily attributable to the resignation of George Jage as MjLink’s President in June 2019, which was not refilled, and reducing the need for consultants and professionals that were required to meet MjLink’s growth strategies at the onset of January 2019.

During the 3-month periods ending March 31, 2020 and 2019, we recognized zero non-cash stock-based compensation expense for employees, consultants, and professionals.

Sales and marketing expense decreased $20,635 or 81.0% to $4,849 for the 3-month period ending March 31, 2020 from $26,484 for the 3-month period ending March 31, 2019. The $20,635 decrease is primarily attributable to the mandatory COVID-19 shutdown which forced MjLink to cancel any in-person events for the foreseeable future including in its first quarter 2020. At this time last year, the Company was investing and ramping-up its efforts for in-person events.

General and administrative expense decreased by $6,924, or 66.7% to $3,454 for the 3-month period ending March 31, 2020 from $10,378 for the 3-month period ending March 31, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future. In addition, unrelated to COVID 19 the decrease is also due to a reduced need for additional headcount, streamlining headcount, and being able to maximize productivity with fewer hires as compared to our hiring plans in the first quarter 2019.

Other expense

During the three months ended March 31, 2020 and 2019, we incurred zero other expenses for each respective quarter.

Net Loss

Our net loss for the for the 3-month period ending March 31, 2020 was $2,968 compared to a net loss of $107,440 for the 3-month period ending March 31, 2019. The decrease in net loss is a direct result of suspending all MjLink revenue generating activities due to the unprecedented and mandatory COVID-19 shutdown.

SEGMENTED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED MARCH 31, 2020

(unaudited)

	Consolidated	Social Life Network	MjLink.com
Revenue	$71,563	$62,500	$9,063
Cost of Sales	2,065	1,283	783
Gross Margin	69,497	61,217	8,280
Operating Expenses	223,697	212,449	11,248
Loss from Operations	(154,200)	(151,231)	(2,968)
Other Expenses	(68,790)	(68,790)	-
Net loss	$(222,990)	$(220,022)	$(2,968)

Table of Content

SEGMENTED BALANCE SHEETS

FOR THE YEAR ENDED MARCH 31, 2020

(unaudited)

	Consolidated	Social Life Network	MjLink.com
Cash	$6,367	$867	$5,500
Accounts receivable	260,000	217,000	43,000
Other current assets	7,304	371,002	2,261
Total Asset	$273,670	$588,869	$51,761
Accounts payable	34,346	34,346	-
Other current liabilities	50,000	50,000	-
Deferred revenue	20,333	4,500	14,833
Convertible Debt	475,422	475,422	-
Intercompany obligations	-	(366,960)	366,960
Equity	(334,652)	(3,620)	(331,032)
Total Liabilities & Equity	$273,670	$588,869	$51,761

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the 3-month period ending March 31, 2020, net cash outflows used in operating activities was $299,836 compared to net outflows of $1,583,654 for the 3-month period ending March 31, 2019. The decrease in cash in operating activities is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows and travel for the foreseeable future.

Cash Flows from Financing Activities

For the 3-month period ending March 31, 2020, net cash flows used in financing activities was $294,646 compared to $1,488,845 for the 3-month period ended March 31, 2019. The decrease in cash in financing activities is primarily attributable to the mandatory COVID-19 shutdown, unprecedented uncertainty in the financial markets, record unemployment figures, and a near halt in business activities for the foreseeable future created a dramatic pullback in risk appetite by current and potentially new investors.

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

Table of Content

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

Table of Content

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

IITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 2, 2019, we completed an employment agreement with George Jage, President of MjLink, providing him with the ability to receive stock in the company. The agreement provides that if Mr. Jage resigns as MjLink’s President during the first 24 months of the employment agreement, all stock previously issued to him are required to be returned to MjLink’s treasury. On June 26, 2019, George Jage resigned as MjLink’s President, and no stock was issued to him.

On February 6, 2019, we authorized the issuance of 500,000 common stock shares to Mark DiSiena, our Chief Financial Officer, for his CFO services; 1,000,000 common stock shares to Frederick M. Lehrer for his legal services as an independent contractor; and 50,000 common stock shares to our employee, Kelsey Higgins, for her marketing services. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $50,000. The shares were issued during the three months ended March 31, 2019.

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

For the quarter ending March 31, 2020, several lenders converted their debt into 415,479,876 common shares at an average of $0.0014 for a value of $232,257.

Table of Content

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

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIAL LIFE NETWORK, INC.

Date: June 29, 2020	By:	/s/ Ken Tapp
Ken Tapp
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Ken Tapp
Ken Tapp
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

