Form 10-Q
period 2020-06-30
Social Life Network, Inc.
filed 2020-08-14
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The Company has 2,621,735,483 common stock shares outstanding as of August 14, 2020.

2

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

SOCIAL LIFE NETWORK, INC.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$14,935	$6,057
Accounts receivable	15,500	20,500
Accounts receivable – related parties	333,500	257,500
Prepaid Expenses	6,864	20,933
Total Assets	$370,799	$304,990

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$77,421	$15,724
Loans payable – related party	38,675	10,000
Other current liabilities	50,000	40,000
Deferred Revenue	13,041	29,396
Payroll Protection Program Loan plus accrued interest	163,111	-
Convertible debt plus accrued interest	462,792	616,179
Total Current Liabilities	805,040	711,299
Long Term Debt	-	-
Total Liabilities	805,040	711,299

Stockholders’ Equity (Deficit):
Common Stock A par value $0.001, 10,000,000,000 shares authorized, 1,330,794,686 and 125,358,319 shares issued and outstanding, respectively	1,330,810	140,791
Common Stock B par value $0.00, 400,000,000 shares authorized, 25,000,000 and 0 shares issued and outstanding, respectively	-	-
Additional paid in capital	30,122,222	31,016,394
Common Stock to be issued	-	-
Common Stock Receivable	-	-
Preferred Stock par value $0.00, 300,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Accumulated deficit	(31,887,273)	(31,563,493)
Total Stockholders’ Equity (Deficit)	(434,241)	(406,308)
Total Liabilities and Stockholders’ Equity	$370,799	$304,990

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Digital subscription revenue	$7,292	$-	$16,354	$-
Digital marketing revenue	-	55,200	-	55,200
Advertising revenue	-	-	-	2,500
Licensing revenue	-	-	-	-
Licensing revenue – related party	62,500	-	125,000	25,000
Event revenue	-	75,985	-	75,985
Sales returns	-	-	-	-
Total revenue	69,792	131,185	141,354	158,685
Costs of goods sold	(10,744)	181,934	(8,679)	183,466
Gross margin	80,536	(50,749)	150,033	(24,781)

Operating Expenses:
Compensation expense	113,491	395,437	279,969	696,115
Non-cash stock expense	-	774,988	-	1,801,333
Warrant expense	-	-	-	-
Sales and marketing	2,650	37,115	8,282	108,655
General and administrative	77,815	119,418	129,402	234,314
Total operating expenses	193,956	1,326,958	417,653	2,840,417

Income (Loss) from operations	(113,420)	(1,377,707)	(267,620)	(2,840,417)

Other Expenses:
Interest expense	32,062	5,024	60,563	5,024
Other non-operating expenses (income)	(44,693)	37,500	4,404	37,500
Total other expenses	12,630	42,524	(56,159)	42,524

Net Income (Loss)	$(100,789)	$(1,420,231)	$(323,779)	$(2,907,722)

Income (loss) per share
Basic	(0.00)	(0.01)	(0.00)	(0.02)
Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic	1,330,794,686	125,358,319	1,330,794,686	125,358,319
Diluted	8,195,270,924	127,190,672	8,195,270,924	127,190,672

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

(unaudited)

	Common Stock B		Common Stock A		Additional Paid in	Common Stock to	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	be Issued	Receivable	Deficit	Total
Balance, December 31, 2018	-	-	117,817,319	$117,817	$27,763,019	$25,000	$-	$(27,705,545)	$200,291
Common stock issued for services	-	-	3,750,000	3,750	1,207,595	-	-	-	1,211,345
Common stock issued for services to officers	-	-	500	49,500	-	-	-	-	50,000
Fair value of warrants issued	-	--	-	-	292,500	-	-	-	292,500
Common stock sold for cash	-	-	14,025,529	14,025	1,362,315	(25,000)	-	-	1,350,340
Common stock from conversion of debt	-	-	284,373	284	9,716		-	-	10,000
Beneficial conversion feature	-	-	-	-	429,600		-	-	429,600
Common stock from warrant conversion	-	-	4,400	-	-	-	-	-	4,400
Net Loss for the year ended December 31, 2019	-	-	-	-	-	-	-	(3,857,948)	(3,857,948)
Balance, December 31, 2019	-	$-	140,777,231	$140,791	$31,016,394	$-	-	$(31,563,493)	$(406,308)
Common stock issued for service	-	-				-	-	-	-
Common stock issued to officers	25,000,000	-				-	-	-	-
Common stock issued to investors	-	-	415,470,876	415,471	(120,825)	-	-	-	294,646
Common stock cancelled	-	-	-	-	-	-	-	-	-
Fair value of warrants issued	-	-	-	-	-	-	-	-	-
Net Loss for quarter ended March 31, 2020	-	-	-	-	-	-	-	(222,990)	(222,990)
Balance, March 31, 2020	25,000,000	-	556,248,107	566,263	$30,895,559	$-	$-	$(31,786,483)	$(334,652)
Common stock issued for service	-	-	-	-	-	-	--	-	-
Common stock issued to officers	-	-	-	-	-	-	-	-	-
Common stock issued to investors	-	-	774,546,579	774,547	(773,347)	-	-	-	1,200
Common stock cancelled	-	-	-	-	-	-	-	-	-
Fair value of warrants issued	-	-	-	-	-	-	-	-	-
Net Loss for quarter ended June 30, 2020	-	-	-	-	-	-	-	(100,789)	(100,789)
Balance, June 30, 2020	25,000,000	-	1,330,794,686	1,330,810	30,122,222	-	-	(31,887,272)	(434,241)

The accompanying notes are an integral part of these financial statements.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flow from operating activities:
Net Income (Loss)	$(323,779)	$(2,907,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	1,041,345
Changes in operating assets and liabilities:
Accounts receivable	(76,000)	(5,500)
Prepaids	14,070	(35,597)
Accounts payable and accrued expenses	93,741	243,653
Net cash used in operating activities	(291,968)	(1,663,820)

Cash flows used in investing activities:	-	-

Cash flows from financing activities:
Proceeds from the sale of common stock - private placement	-	989,988
Proceeds from the sale of common stock - convertible note	295,846	275,889
Proceeds from the sale of common stock - warrants	-	232.500
Net cash provided by financing activities	295,846	1,498,377

Net increase / decrease in cash	3,878	(165,443)
Cash at beginning of period	11,557	195,051
Cash at end of period	$15,435	$29,608

Supplemental Disclosures:
Cash paid during the year for:
Interest	$60,563	5,024
Income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Warrants issued for services	$-	$-
Interest related to amortization of beneficial conversion feature	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Social Life Network, Inc. (the “Company”) is a technology company that licenses its Social Life Network SaaS (Software as a Service) Internet Platform (hereafter referred to as the “Platform”) to niche industries for an annual license fee and/or a percentage of profits. The Platform is a cloud-based social network and virtual conferencing system that can be customized to suit virtually any niche industry, such as the alternative medicine industry, from which we generate revenue through MjLink.com, Inc (hereafter referred to as “MjLink”), a subsidiary of the Company.

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

On September 20, 2018, the Company incorporated MjLink.com, Inc., a Delaware Corporation, as a subsidiary.

MjLink.com Inc. – Subsidiary

Prior to its incorporation in Delaware on September 20, 2018, MjLink functionally operated as the Company’s cannabis division. As of the date of this filing, the Company has 800,000 Class A shares of MjLink.com, Inc. MjLink is currently raising capital at $1 per share through a Reg D 506(c) offering. MjLink also filed a Form 1-A in February of 2020 to qualify for a Reg A Tier 2 offering to raise up to $50,000,000 at $2.50 a share. On August 7th, 2020 MjLink filed its 4th amended Form 1-A with the SEC.

MjLink.com is a leading social networking platform and SaaS company that has in part helped expedite the growth of the cannabis industry worldwide. MjLink is one of the largest cannabis and hemp technology platforms for connecting professionals and consumers together.
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

Our Business

Business of Social Life Network, Inc. (Software as a Service - SaaS)

The Company is an artificial intelligence (AI) powered social networking company, that develops custom niche industry social networks to be used to connect global business professionals and consumers. The Company’s platform leverages blockchain technology to increase speed, security and accuracy of its niche Social Network Marketplaces, (hereafter referred to as the “Platform”). The Platform is a cloud-based system that can be accessed by a web browser or mobile application that allows end-users to socially connect with one another and their customers to market and advertise their products and services.

As of the date of this filing, the Company’s Platform is accessed by multiple industries in over 120 countries, and is translated in English, German, Hungarian, Portuguese, Turkish, Polish, Russian, Swedish, Slovenian, French, Dutch, Portuguese, Czech, Persian, Ukrainian, Vietnamese, Romanian, Spanish, Italian and Japanese. The Company’s Platform licensing agreements are for a minimum of one year. The Company’s fee structure includes a combination of annual fees and/or a minimum percentage of the net profits from the Company’s licensees that are generating revenue from monthly subscriptions services or fees from their platform users.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the period ended June 30, 2020 and year ended December 31, 2020.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of June 30, 2020 and December 31, 2019.

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

As of June 30, 2020, and December 31, 2019, the Company had 8,195,270,924 and 16,300,020 potentially dilutive shares; however, the diluted loss per share is the same as the basic loss per share for the years ended June 30, 2020, and December 31, 2019, as the inclusion of any potential shares would have had an antidilutive effect due to the Company’s loss from operations.

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

NOTE 3 – GOING CONCERN

The Company’s unaudited financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company had an accumulated deficit of $31,887,273 at June 30, 2020, had a net loss of $323,779, and gained net cash of $3,878 in operating activities for the six months ended June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next nine months with existing cash on hand and public issuance of common stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that the Company will succeed in its future operations. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

The Company has software license agreements with Real Estate Social Network, Inc. and Sports Social Network, which provides that the Company’s licensees pay the Company each a license fee of $125,000 or $250,000 combined fees per year or a period of two years and thereafter receive a 20% percentage of profits. The Company’s Chief Executive Officer, Kenneth Tapp, owns 2.5% of our outstanding shares and is also the Chief Technology Officer of Real Estate Social Network and Sports Social Network and owns approximately 40% each of those entities through LVC Consulting, LLC, of which he is the sole member. As of June 30, 2020, the Company’s largest source of the Company’s revenues was $125,000 in social network platform licensing revenues, which constituted 89.6% of our total revenues and were derived solely from the only 2 licensees the Company has agreements with, the Real Estate Social Network and Sports Social Network, which revenues are related party revenues.

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

For the period ended June 30, 2020, the Company did not issue any credit memos.

NOTE 6 – STOCK WARRANTS

During the six months ended June 30, 2020 and the years ended December 31, 2019, 2018, the Company granted zero, 1,594,853, and zero warrants, respectively, to the Company’s advisors and employees, totaling 17,894,873 warrants (the “17,894,873 Warrants”). Each warrant entitles the holder to one Social Life Network common stock share at an exercise price ranging from five to twenty cents, with a weighted average price of seven cents. The term of the Company’s warrants has a range from 3 to 5 years from the initial exercise date. The warrants will be expensed as they become exercisable beginning January 1, 2018 through April 11, 2024. During the three months ended September 30, 2019, 300,000 additional warrants vested, and as of September 30, 2019 the 17,894,873 Warrants are 100% vested. During the twelve months ended December 31, 2019, the Company executed a cashless conversion of 8,800,020 vested warrants in exchange for 4,400,010 common stock shares. The remaining 9,094,853 outstanding warrants are currently 100% vested to date and not exercised. The aggregate fair value of the warrants as of June 30, 2020 total $2,244,800, which values are based on the Black-Scholes-Merton pricing model using the following estimates: exercise price ranging from $0.00 to $0.20, stock prices ranging from $0.0001 to $0.38, risk free rates ranging from 0.16% - 1.60%, volatility ranging from 391% to 562%, and expected life of the warrants ranging from 3 to 5 years.

A summary of the status of the outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
		$-
Exercisable, December 31, 2018	16,300,000	$0.05	$-
Issued	1,594,853	0.18	$-
Exercised	8,800,020	$0.00	$-
Expired	-		$-
Outstanding, December 31, 2019	9,904,853	$0.07	$-

Exercisable, December 31, 2019	9,904,853	$0.07	$-
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, March 31, 2020	9,904,853	$0.07	$-

Exercisable, March 31, 2020	9,904,853	0.07
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2020	9,904,853	0.07

Exercisable, June 30, 2020	9,904,853	$0.07	$0.32

Range of Exercise Prices	Number Outstanding 6/30/2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.00–0.20	9,904,853	2.92 years	$0.07

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

From January 1, 2019 thru March 31, 2019, the Company entered into subscription agreements with 9 accredited investors. The Company sold 5,725,000 common stock shares to the accredited investors, of which 1,200,009 common stock shares were sold at $0.05 per share for total gross proceeds of $60,000, and 4,025,000 common stock shares were sold at $0.10 per share for total gross proceeds of $402,500; as of March 31, 2019, the Company received $382,500 out of the $462,500, with $80,000 remaining, which was paid on April 17, 2019. Accordingly, 3,700,000 of the 5,725,000 shares were issued by March 31, 2019, 1,625,000 were issued by June 30, 2019, and 400,000 remaining shares were issued during the three months ended December 31, 2019.

On April 2, 2019, the Company issued 500,000 common stock shares to an employee. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $50,000. The shares were issued during the three months ended December 31, 2019.

On April 15, 2019, the Company completed a Common Stock Purchase Agreement and other related documents with a funding group to generate $750,000 in additional available resources, earmarking the proceeds of $750,000 for the Company’s MjLink. In connection with this agreement, the Company issued 300,000 common stock shares to a non-profit affiliate of the funding group. On April 20, 2019, the Board of Directors determined not to deliver any purchase notices to this funding group going forward, setting forth the purchase notice common shares that the Company would have otherwise required the funding group to purchase.

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

After unanimous Board of Director approval and Shareholder Approval by consent of over 51% of the Company’s outstanding shares, filing of the Company’s Definitive Information Statement and notice to shareholders, the Company filed Amended and Restated Articles of Incorporation (“Amended Articles”) to increase its authorized shares with the State of Nevada, which was approved by the State of Nevada on May 8, 2020, which amended articles increased the Company’s authorized Class A Common Stock Shares to Ten Billion (10,000,000,000) Shares, Class B Common Stock Shares to Four Hundred Million (400,000,000) Shares, and the Preferred Shares to Three Hundred Million (300,000,000) Shares. Additionally, the Amended Articles authorized the Company from May 8, 2020 and continuing until March 31, 2021, as determined by the Company’s Board of Directors in its sole discretion, to effect a Reverse Stock Split of not less than 1 share for every 5,000 shares and no more than 1 share for every 25,000 shares.

For the quarter ending June 30, 2020, several lenders converted their debt into 774,546,579 common shares at an average of $0.0009 for a value of $44,693.

Class B

Effective March 4, 2020, the Company’s Board authorized the issuance of twenty five million (25,000,000) Class B Common Stock Shares to Ken Tapp, the Company’s Chief Executive Officer, in return for his services as the Company’s Chief Executive Officer from February 1, 2016 to February 29, 2020, which shares are equal to two billion five hundred million (2,500,000,000) votes and have no equity, cash value or any other value. As of the date of this filing, our Chief Executive Officer controls 95.35% of shareholder votes.

Convertible Debt and Other Obligations

Convertible Debt

The Company has the following convertible notes payable as of June 30, 2020:

Note	Funding Date	Maturity Date	Interest Rate	Original Borrowing	Average Conversion Price	Number of Shares Converted	Balance at June 30, 2020
Note payable (A)	April 15, 2019	November 14, 2019	7%	$100,000	-	-	$-
Note payable (B)	April 15, 2019	April 14, 2022	10%	$67,500	$0.0000	20,192,296	-
Note payable (C)	May 24, 2019	December 23, 2019	10%	$80,000	$0.0001	371,054,547	52,842
Note payable (C)	July 3, 2019	February 2, 2020	10%	$80,000	-	-	80,000
Note payable (D)	June 12, 2019	June 11, 2020	12%	$110,000	$0.0019	362,104,881	8,657
Note payable (E)	June 26, 2019	March 25, 2020	12%	$135,000	$0.0014	174,250,000	51,339
Note payable (F)	August 7, 2019	August 6, 2020	10%	$100,000	$0.0007	111,115,731	35,000
Note payable (G)	August 21, 2019	August 20, 2020	10%	$148,500	$0.0001	151,300,000	42,001
Note payable (H)	January 28, 2020	January 27, 2021	10%	63,000	-	-	40,800
Total					$0.0010	1,190,017,455	$332,839

________

(A)

On April 15, 2019, the Company completed a 7-month term original issue discount convertible note and other related documents with an unaffiliated third-party funding group to generate $100,000 in additional available cash resources with a payback provision due and was paid in full on November 14, 2019 of $117,700, which includes the original issue discount of $10,000 and interest of $7,700. In connection therewith, the Company issued 150,000 common stock shares and an additional 102,176 common stock shares on October 15, 2019, per the Company’s original agreement, 412,500 common stock warrants, and reserved 1,412,500 restricted common stock shares for conversion. The shares were issued during the three months ended June 30, 2019. The conversion price is fixed at $0.15. Pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $13,333 at the date of issuance when the stock price was at $0.17 per share. On November 14, 2019, the Company fully met and timely paid its debt obligation.

(B)

On April 15, 2019, the Company completed a convertible debenture at zero interest and other related documents with an unaffiliated third-party funding group to generate $375,000 in additional available cash resources, the funds of which will be released over the 90 days following execution of the agreement in the amounts of $67,500, $90,000, and $180,000, with a payback provision of $75,000, $100,000, and $200,000, respectively, over 36 months. In connection therewith, the Company issued 300,000 common stock warrants, and 20,192,307 restricted common shares as reserve for conversion. The note was unsecured and did not bear interest; however, the implied interest was determined to be 10% over 36 months since the note was issued at a 10% discount. Subsequently, on June 26, 2019 we nullified the agreement and other related documents with this funding group after the initial disbursement of $67,500. The Company refunded the initial tranche of $67,500, a 10% redemption fee of $7,500 for the principle amount plus for the original issue discount of $7,500, and other additional administrative fees of $30,000, which totaled $105,000. The 300,000 common stock warrants will remain issued and the reserved common shares will be reduced enough to satisfy the warrants.

(C)

On May 24, 2019, the Company completed a 7-month fixed convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $240,000, which will be distributed in three equal monthly tranches of $80,000, in additional available cash resources with a payback provision of $80,000 plus the original issue discount of $4,000 or $84,000 due seven months from each funding date for each tranche, totaling $252,000. We generated $160,000 in additional available cash resources with a payback provision due on December 23, 2019 and February 2, 2020 totaling $184,800 which includes the original issue discount of $8,000 plus interest of $16,800. In connection therewith, the Company issued 50,000 common stock shares for two tranches with another 25,000 common stock shares to be issued with the third tranche, and the Company has reserved 8,000,000, which was subsequently increased to 2.52 billion, restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. The Company determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $130,633 at the date of issuance when the stock price was at $0.12 per share. The Company has not fully met and timely paid its debt obligation and is arrears. A default notice has not been issued.

(D)

On June 12, 2019, the Company completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $110,000 in additional available cash resources with a payback provision due on June 11, 2020 of $135,250 which includes the original issue discount of $11,000 plus interest of $14,250. In connection with the note, the Company has reserved 14,400,000 common stock shares, which was subsequently increased to 502 million restricted common stock shares as reserve for conversion. The conversion price is a 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. The Company determined that because the conversion price is variable and unknown, it could not determine if the Company had enough authorized shares to fulfill the conversion obligation. On December 19, 2019, the Company converted $10,000 of principle into 284,373 shares of common stock at approximately $0.035 per share. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $59,231 at the date of issuance when the stock price was at $0.11 per share.

(E)

On June 26, 2019, the Company completed a 9-month senior convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $135,000 in additional available cash resources with a payback provision due on March 25, 2020 of $168,000 which includes the original issue discount of $15,000 plus interest of $18,000. In connection with the note, the Company issued 100,000 common stock shares and has reserved 15,000,000, which was subsequently increased to 826 million restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. The Company determined that because the conversion price is variable and unknown, it could not determine if the Company had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $72,692 at the date of issuance when the stock price was at $0.11 per share. The Company has not fully met and timely paid its debt obligation and is arrears. A default notice has not been issued.

(F)

On August 7, 2019, the Company completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $100,000 in additional available cash resources with a payback provision due on August 6, 2020 of $121,000 which includes the original issue discount of $10,000 plus interest of $11,000. In connection with the note, the Company issued 100,000 common stock shares and has reserved 11,000,000 shares, which was subsequently increased to 567 million, restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. The Company determined that because the conversion price is variable and unknown, it could not determine if the Company had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $73,750 at the date of issuance when the stock price was at $0.09 per share.

(G)

On August 21, 2019, the Company completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $148,500, which will be distributed in three equal monthly tranches of $49,500, in additional available cash resources with a payback provision of $49,500 plus the original issue discount of $5,500 or $55,000 due twelve months from each funding date for each tranche, totaling $165,000. The Company generated $49,500 in additional available cash resources with a payback provision due on August 20, 2020 totaling $60,500 which includes the original issue discount of $5,500 plus interest of $5,500. In connection therewith, the Company has issued 50,000 common stock shares for the first tranche with another 50,000 common stock shares to be issued with each additional tranche, which will total 150,000 common shares; the Company has reserved 15,714, which was subsequently increased to 1.85 billion, restricted common shares for conversion. The conversion price is the 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. The Company determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $26,654 at the date of issuance when the stock price was approximately $0.07 per share.

(H)

On January 28, 2020, the Company completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate up to $925,000, which will be distributed in multiple tranches to be determined, in additional available cash resources with a payback provision of principle debt without an original issue discount plus interest. The Company generated $63,000 in additional available cash resources with a payback provision due on January 27, 2021 totaling $69,300 which includes the principle plus interest of $6,300. The Company has reserved 41,331,475, which was subsequently increased to 728.3 million restricted common shares for conversion. The conversion price is the 39% discount to the average of the two (2) lowest trading prices during the previous fifteen (15) trading days to the date of a Conversion Notice. The Company determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $40,279 at the date of issuance when the stock price was approximately $0.01 per share.

The Company has not fully met and timely paid its debt obligation and is arrears. A default notice has not been issued by Debt Holder (E).

Other Obligations

For the quarter ending June 30, 2020, Kenneth, Tapp, from time-to-time provided short-term interest free loans amounting to $32,700 for the Company’s operations. For the second quarter ending of 2020, Kenneth Tapp provided an additional net amount of $5,975 in short term interest free loans, totaling $38,675 liquidity for year to date 2020. As of August 14, 2020, the obligations have been paid in full.

On April 21, 2020, under the Payroll Protection Program, the Company received a forgivable loan of $37,411, and on June 10, 2020, the Company received an additional forgivable loan of $125,700. Both loans were given to small businesses by the Small Business Application (SBA) to help support employees of the companies, as financial aid, in order to sustain businesses during the mandatory COVID-19 lockdown.

NOTE 8 – SUBSEQUENT EVENTS

Common Stock

As of August 14, 2020, the Company has not issued common stock shares to an employee nor has sold common shares to an accredited investor.

Convertible Debt

Since June 30, 2020 several of our debt holders have converted $52,257 of principle into 955,107,385 shares of common stock at approximately $0.0006 per share.

Note	Funding Date	Maturity Date	Interest Rate	Original Borrowing	Average Conversion Price	Number of Shares Converted	Balance at August 14, 2020
Note payable (A)	April 15, 2019	November 14, 2019	7%	$100,000	-	-	$-
Note payable (B)	April 15, 2019	April 14, 2022	10%	$67,500	$0.0000	20,192,296	-
Note payable (C)	May 24, 2019	December 23, 2019	10%	$80,000	$0.0001	523,781,820	44,442
Note payable (C)	July 3, 2019	February 2, 2020	10%	$80,000	-	-	80,000
Note payable (D)	June 12, 2019	June 11, 2020	12%	$110,000	$0.0011	691,151,660	-
Note payable (E)	June 26, 2019	March 25, 2020	12%	$135,000	$0.0014	174,250,000	51,339
Note payable (F)	August 7, 2019	August 6, 2020	10%	$100,000	$0.0007	111,115,731	35,000
Note payable (G)	August 21, 2019	August 20, 2020	10%	$148,500	$0.0001	151,300,000	42,001
Note payable (H)	January 28, 2020	January 27, 2021	10%	63,000	-	473,333,333	27,800
Total					$0.0007	2,145,124,840	$280,582

As of August 14, 2020, the Company has not fully met and timely paid its debt obligation and is arrears. No additional default notices have not been issued by any debt holders.

As of August 14, 2020, certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this report, our executive officers and directors and their respective affiliates beneficially own approximately 4.0% of our outstanding voting stock, including our Chief Executive Officer who owns 2.5% of our voting securities.

Other Obligations

For the quarter ending June 30, 2020, Kenneth Tapp, from time-to-time provided short-term interest free loans amounting to $32,700 for the Company’s operations. For the second quarter ending of 2020, Kenneth Tapp provided an additional net amount of $5,975 in short term interest free loans, totaling $38,675 liquidity for year to date 2020. As of August 14, 2020, the obligations have been paid in full.

Board of Director, Chief Financial Officer, and Board Appointments

None.

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

In their report dated March 19, 2020, our independent registered public accounting firm, B F Borgers CPA PC, stated that our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $31,563,493 at December 31, 2019, had a net loss of $3,857,948 and used net cash of $1,902,563 in operating activities for the 12 months ended December 31, 2019. Further, we had an accumulated deficit of $31,887,274, a net loss of $323,779, and gained net cash of $3,878 in operating activities for the six months ended June 30, 2020. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. Although we may be successful in obtaining financing and/or generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such funding will be achieved at a sufficient level or that we will succeed in our future operations.

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

Should we lose our licensing, advertising or digital subscription or digital marketing or events revenues during any given period that have historically represented the majority of our revenues, our financial condition will be negatively affected.

We have generated a majority of our revenue for the six months ended 2020 from licensing revenue and our revenue from digital marketing, microcap events, and digital subscription services of MjInvest.com have been suspended due to COVID-19. The loss of the majority of our revenues in future periods in any of these revenue categories will negatively and materially affect our results of operations.

We expect to incur substantial expenses to meet our reporting obligations as a public company.

We estimate that it will cost approximately $75,000 annually to maintain the proper management and financial controls for our filings required as a public reporting company, funds that would otherwise be spent for our business operations. Our public reporting costs may increase over time, which will increase our expenses and may decrease our potential profitability.

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

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this annual report, our executive officers and directors and their respective affiliates beneficially own approximately 4.0% of our outstanding voting stock, including our Chief Executive Officer who owns 2.5% of our voting securities. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

For the 6-months ended June 30, 2020, $125,000 or 88.4%, and June 30, 2019, $25,000 or 15.75%, respectively, of our total revenues were generated from related party revenue; there are conflicts of interest between our officers’ interests who are also officers of our licensees and our shareholders’ interests.

For the 6-months ended June 30, 2020, $125,000 or 88.4%, and June 30, 2019, $25,000 or 15,75%, respectively, of our total revenues were derived from license fees we received from Real Estate Social Network and Sports Social Network, which revenues are related party revenues. We have a “software as a service” (SaaS) license agreement with Sports Social Network, which provides that Sports Social Network, Inc. pays a license fee of $125,000 per year for a period of two years and thereafter we receive twenty percentage of their net profits from the sale of online advertising and collected E-Commerce fees on their niche sports social networks from every country around the world that they provide access to their websites and mobile apps that we provide through the licensing agreement. They currently have social networks that are used by the Hunting and Fishing industry, the Racket Sports industry, the Golf industry and the Soccer industry. They plan to launch over the coming twelve to twenty-four months, a niche Auto Racing social network, a niche Skiing and Snowboarding social network, and a private little league sports social network for children, parents and coaches.

We also have a software as a service (SaaS) license agreement with Real Estate Social Network, which provides that Real Estate Social Network, Inc. pays a license fee of $125,000 per year for a period of two years and after we receive twenty percentage of their net profits from the sale of online advertising and monthly digital subscription fees from residential real estate professionals using their LikeRE.com social network from every country around the world that they provide access to their website and mobile app that we provide through the licensing agreement. Both licensees have automatically renewing annual license agreements with us and they aim to have millions of users on each of their social networks.

Our Chief Executive Office, Kenneth Tapp, owns 2.5% of our outstanding shares and is also the Chief Technology Officer of Real Estate Social Network and the Chief Technology Officer of the Sports Social Network and owns approximately 40% each of those entities through LVC Consulting, LLC, of which he is the only member. Our related party revenues present conflicts of interests between our officers’ interests and our shareholders” interests, which may favor the interests of our officers over that of our shareholders.

The license fees we received from our related parties who are also our licensees, Sports Social Network and Real Estate Social Network, may be undervalued because the license agreements were negotiated between related parties.

Our Chief Executive Officer and Chief Financial Officer negotiated the license fee agreements with our related parties/licensees, Sports Social Network and Real Estate Social Network. Our Chief Executive Officer, Kenneth Tapp, owns 2.5% of our outstanding shares and is also the Chief Technology Officer of Real Estate Social Network and Sports Social Network and owns approximately 40% each of those entities through LVC Consulting, LLC, of which he is the only member.

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

Our Chief Executive Officer is also the Chief Technology Officer of our licensees, Real Estate Social Network and Sports Social Network, and owns approximately 40% of each such entity through a limited liability company of which he is the sole member. We have a license agreement with Real Estate Social Network providing that they will pay us 20% of the net profits from all monthly member subscriptions and online advertising sales, paid annually, on the 31st day of January for the preceding year. We also have a license agreement with Sports Social Network providing that they will pay us $125,000 annually for the first two years of this agreement (a total of $250,000 per year for the first two years), and thereafter will receive 20% of the net profits from all online advertising sales and collected E-Commerce fees, paid monthly with the option to pay any outstanding licensing fees annually, and to be received by us no later than the 31st day of January for the preceding year. Our Chief Executive Officer owns 4.5% and of our outstanding shares. Accordingly, our Chief Executive Officer has potential conflicts of interest between his interests in Real Estate Social Network and Sports Social Network and our interests, which may result in them favoring the interests of those networks over our interests and that of our shareholders.

Because our directors and executive officers are among our largest voting stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

Certain of our executive officers and directors own a significant percentage of our outstanding voting stock. As of the date of this quarterly report, our executive officers and directors and their respective affiliates beneficially own more than 4% of our outstanding voting stock. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our company’s other stockholders may vote, including the following actions:

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

Accordingly, with respect to our Form 10-Q for the period ending March 31, 2020 that was due on or about May 15, 2020 (the “10-Q”), pursuant to SEC Release No. 34-88465 dated March 25, 2020 (the “Order”), we requested relief from the Commission from filing the 10-Q on a timely basis because we were unable to file the report on a timely basis because COVID-19 had not allowed our employees to adequately coordinate and complete matters pertaining to the 10-Q in a timely manner. In connection therewith, we estimated that we would be able to file the 10-Q on or prior to June 29, 2020, which was within the 45-day filing requirement provided for in the Order.

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

The House of Representatives on July 29, 2020 added an amendment to a spending package that would protect state-legal marijuana businesses from the Department of Justice. The amendment, according to its description, would "prohibit the Department of Justice from interfering with state and tribal cannabis programs." Congressional Cannabis Caucus Founder Rep. Earl Blumenauer, D-Ore., sponsored the amendment, which passed 254-163, including 31 Republicans who voted in favor of it. The provision is unlikely to become law, as the bill to which it is attached to will still have to make it through the GOP-controlled Senate. And Congress, as polarized as it currently is, is unlikely to pass a large funding package like the one the House was considering. Those in the marijuana industry supported the inclusion of the Blumenauer Amendment but noted that it doesn't change the fact that marijuana is still illegal at the federal level.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. The Company had an accumulated deficit of $31,887,273 at June 30, 2020, had a net loss of $323,779, and gained net cash of $3,878 for the six months ended June 30, 2020. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next nine months with existing cash on hand and the sale of our common stock. While the we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in its our future operations.

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

MJLINK.COM INC

SEGMENTED BALANCE SHEETS

(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$500	$5,500
Accounts receivable	10,500	10,500
Accounts receivable – related parties	32,500	32,500
Prepaid Expenses	1,863	4,659
Total Assets	$45,363	$53,159

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$-	$-
Accrued Expenses	-	-
Deferred Revenue	8,542	24,896
Intercompany due to parent	354,432	356,326
Total Current Liabilities	362,974	381,222
Long Term Debt	-	-
Total Liabilities	$362,974	$381,222

Stockholders’ Equity (Deficit):
Common Stock par value	15	15
Additional paid in capital	-	-
Common Stock to be issued	-	-
Common Stock Receivable	-	-
Preferred Stock par value	-	-
Total Stockholders’ Equity (Deficit)	(317,626)	(328,078)
Total Equity	(317,611)	(328,063)
Total Liabilities and Stockholders’ Equity	$45,363	$53,159

See accompanying notes to these unaudited condensed consolidated financial statements.

MJLINK.COM INC

SEGMENTED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Digital marketing revenue	$-	$55,200	$-	$55,200
Digital subscription revenue	7,292	-	16,354	-
Advertising revenue	-	-	-	2,500
Event revenue	-	75,985	-	75,985
Total revenue	7,292	131,185	16,354	133,685
Costs of goods sold	(11,598)	180,403	(10,816)	180,403
Gross margin	18,890	(49,218)	27,170	(46,718)

Operating Expenses:
Compensation expense	1,397	65,258	4,343	139,336
Non-cash stock expense	-	-	-	-
Sales and marketing	2,378	25,969	7,227	51,453
General and administrative	1,684	22,730	5,147	33,108
Total operating expenses	5,469	113,957	16,717	223,897

Income (Loss) from operations	13,421	(163,175)	10,453	(270,615)

Other Expenses:
Interest expense	-	-	-	-
Other non-operating expenses	-	-	-
Total other expenses	-	-	-	-

Net Income (Loss)	$13,421	$(163,175)	$10,453	$(270,615)

Income (loss) per share Basic and Diluted	$8.95	$(108.78)	$6.97	$(180.41)

Weighted average shares outstanding:
Basic and Diluted	1,500	1,500	1,500	1,500

See accompanying notes to these unaudited condensed consolidated financial statements.

MJLINK.COM, INC.

SEGMENTED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid	Common Stock to be	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Issued	Receivable	Deficit	Total
Balance, December 31, 2019	-	-	1,500	$15	$-	$-	$-	$(328,078)	(328,063)
Common stock issued for service	-	-	-	-	-	-	-	-	-
Common stock issued to officers	-	-	-	-	-	-	-	-	-
Common stock issued to investors			-	-	-	-		-	-
Common stock cancelled	-	-	-	-	-	-	-	-	-
Fair value of warrants issued	-	-	-	-	-	-	-	-	-
Fair value of beneficial conversion feature for convertible notes	-	-	-	-	-	-	-	-	-
Net Loss for year ended Mar 31, 2020	-	-	-	-	-	-	-	(2,969)	(2,969)
Balance, March 31, 2020	-	-	1,500	15	$-	$-	$-	$(331,047)	$(331,032)
Common stock issued for service	-	-	-	-	-	-	-	-	-
Common stock issued to officers	-	-	-	-	-	-	-	-	-
Common stock issued to investors	-		-	-	-	-	-	-	-
Common stock cancelled	-	-	-	-	-	-	-	-	-
Fair value of warrants issued	-	-	-	-	-	-	-	-	-
Fair value of beneficial conversion feature for convertible notes	-	-	-	-	-	-	-	-	-
Net Loss for quarter ended June 30, 2020	-	-	-	-	-		-	13,421	13,421
Balance, June 30, 2020	-	-	1,500	15	-	-	-	(317,626)	(317,611)

See accompanying notes to these unaudited condensed consolidated financial statements.

MJLINK.COM INC

SEGMENTED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended June 30,
	2020	2019
Cash flow from operating activities:
Net Income (Loss)	$10,453	$(270,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock-based compensation	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	(5,500)
Prepaids	2,795	6,000
Accounts payable and accrued expenses	-	-
Intercompany due to parent	(18,248)	(270,115)
Net cash used in operating activities	(5,000)	-

Cash flows used in investing activities:	-	-

Cash flows from financing activities:
Loan from related parties	-	-
Proceeds from the sale of common stock	-	-
Stock Receivable	-	-
Stock Payable	-	-
Net cash provided by financing activities	-	-

Net increase / decrease in cash	(5,000)	-
Cash at beginning of period	5,500	-
Cash at end of period	$500	$-

Supplemental Disclosures:
Cash paid during the year for:
Interest	$-	-
Income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Warrants issued for services	$-	$-
Interest related to amortization of beneficial conversion feature	$-	-

See accompanying notes to these unaudited condensed consolidated financial statements.

COMPARATIVE RESULTS FOR FISCAL YEARS

Consolidated Performance - Results of Operations for the 3-month periods ended June 30, 2020 and 2019

Revenues

For the 3-month period ending June 30, 2020, we recognized revenue from licensing of $62,500 compared to zero dollars of revenue for the 3-month period ending June 30, 2019. The increase is due to a renewed licensing deal with two of our licensees that provides for a minimum guarantee annual payment of $125,000 from each of our two licensees rather than relying on transactional usage of our platform in first quarter 2019.

For the 3-month period ending June 30, 2020, we recognized $7,292 digital subscription revenue as compared to zero for the 3-month period ending June 30, 2019. The increase in revenue is primarily attributable to recognizing digital subscription service of MjInvest.com over twelve months of service. Our current deferred revenue balance is $13,041 for MjInvest’s digital subscription service.

For the 3-month period ending June 30, 2020, we recognized zero event revenue as compared to $75,985 for the 3-month period ending June 30, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future.

For the 3-month period ending June 30, 2020, we recognized zero digital marketing revenue as compared to $55,200 for the 3-month period ending June 30, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future and as a result there were no marketing campaigns to promote attendees at our events.

Cost of Revenue

Cost of revenue was a negative $10,744 for the 3-month period ending June 30, 2020 compared to $181,934 the 3-month period ending June 30, 2019, representing an increase of $192,678 or 106%. The $192,678 decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future, plus the recoupment of some of our initial costs to set up events in the first quarter 2020.

Operating Expenses

Cash-paid compensation expense decreased by $281,947 or 71.3% to $113,491 for the 3-month period ending June 30, 2020 from $395,437 for the 3-month period ending June 30, 2020. The $281,947 decrease is primarily attributable to the resignation of George Jage as MjLink’s President in June 2019, which was not refilled, and reducing the need for consultants and professionals that were required to meet MjLink’s growth strategies at the onset of January 2019.

During the 3-month period ending June 30, 2020, we recognized zero of non-cash stock-based compensation expense for employees, consultants, and professionals compared to $774,988 for the 3-month period ending June 30, 2019. The decrease is primarily due to a reduced need for additional headcount, streamlining headcount, and being able to maximize productivity with fewer hires as compared to our hiring plans in 2019.

During the 3-month periods ending June 30, 2020 and 2019, we recognized zero of non-cash stock-based compensation expense for warrants for the respective quarters.

Sales and marketing expense decreased $34,466 or 92.9% to $2,650 for the 3-month period ending June 30, 2020 from $37,115 for the 3-month period ending June 30, 2019. The $34,466 decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced MjLink to cancel any in-person events for the foreseeable future including in its first quarter 2020 as opposed to our investing/ramping-up efforts in 2019.

General and administrative expense decreased by $41,603, or 34.8% to $77,815 for the 3-month period ending June 30, 2020 from $119,418 for the 3-month period ending June 30, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future. In addition, unrelated to COVID 19, the decrease is also due to a reduced need for additional headcount, streamlining headcount, and being able to maximize productivity with fewer hires as compared to our hiring plans in 2019.

Other expense

During the three months ended June 30, 2020, we incurred $12,631 of other income from gain on conversion of convertible debt of $44,693 associated with converting our debt into common shares to our debt holders, which offset the interest charges of $32,062 from our convertible debt outstanding. During the three months ended June 30, 2019 we had zero other expenses or income.

Net Loss

Our net loss for the for the 3-month period ending June 30, 2020 was $100,789 compared to a net loss of $1,420,231 for the 3-month period ending June 30, 2019. The decrease in net loss of $1,319,442 is a direct result of lack of issuance of non-cash stock-based compensation expenses to our personnel, decrease in operating expenses, and reduction in revenue due to the unprecedented and mandatory COVID-19 shutdown.

Consolidated Performance - Results of Operations for the 6-month periods ended June 30, 2020 and 2019

Revenues

For the 6-month period ending June 30, 2020, we recognized revenue from licensing of $125,000 compared to $25,000 of revenue for the 6-month period ending June 30, 2019. The increase is due to a renewed licensing deal with two of our licensees that provides for a minimum guarantee annual payment of $125,000 from each of our two licensees rather than relying on transactional usage of our platform in first quarter 2019.

For the 6-month period ending June 30, 2020, we recognized $16,354 digital subscription revenue as compared to zero for the 6-month period ending June 30, 2019. The increase in revenue is primarily attributable to recognizing digital subscription service of MjInvest.com over twelve months of service. Our current deferred revenue balance is $13,041 for MjInvest’s digital subscription service.

For the 6-month period ending June 30, 2020, we recognized zero advertising revenue as compared to $2,500 for the 6-month period ending June 30, 2019. The decrease in revenue is primarily attributable to eliminating our sales and marketing staff during the latter part of fiscal year 2019.

For the 6-month period ending June 30, 2020, we recognized zero event revenue as compared to $75,985 for the 3-month period ending June 30, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future.

For the 6-month period ending June 30, 2020, we recognized zero digital marketing revenue as compared to $55,200 for the 6-month period ending June 30, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future and as a result there were no marketing campaigns to promote attendees at our events.

Cost of Revenue

Cost of revenue was a negative $8,879 for the 6-month period ending June 30, 2020 compared to $183,466 the 6-month period ending June 30, 2019, representing a decrease of $192,145 or 104%. The $192,145 decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future, plus the recoupment of some of our initial costs to set up events in the first quarter 2020.

Operating Expenses

Cash-paid compensation expense decreased by $416,146 or 59.8% to $279,969 for the 6-month period ending June 30, 2020 from $695,115 for the 6-month period ending June 30, 2020. The $416,146 decrease is primarily attributable to the resignation of George Jage as MjLink’s President in June 2019, which was not refilled, and reducing the need for consultants and professionals that were required to meet MjLink’s growth strategies in 2019.

During the 6-month period ending June 30, 2020, we recognized zero of non-cash stock-based compensation expense for employees, consultants, and professionals compared to $1,801,333 for the 6-month period ending June 30, 2019. The decrease is primarily due to a reduced need for additional headcount, streamlining headcount, and being able to maximize productivity with fewer hires as compared to our hiring plans in 2019.

During the 6-month periods ending June 30, 2020 and 2019, we recognized zero of non-cash stock-based compensation expense for warrants for the respective quarters.

Sales and marketing expense decreased $100,373 or 92.4% to $8,282 for the 6-month period ending June 30, 2020 from $108,655 for the 6-month period ending June 30, 2019. The $100,373 decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced MjLink to cancel any in-person events for the foreseeable future including in its first quarter 2020 as opposed to our investing/ramping-up efforts in the first quarter of 2019.

General and administrative expense decreased by $104,912, or 44.8% to $129,402 for the 6-month period ending June 30, 2020 from $234,314 for the 6-month period ending June 30, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future. In addition, unrelated to COVID 19, the decrease is also due to a reduced need for additional headcount, streamlining headcount, and being able to maximize productivity with fewer hires as compared to our hiring plans in 2019.

Other expense

During the 6-months ended June 30, 2020, we incurred $56,159 of other expenses from interest charges of $60,563 from our convertible debt outstanding and a net gain of $4,400 associated with converting our debt into common shares to our debt holders. During the 6-months ended June 30, 2019 we had zero other expenses.

Net Loss

Our net loss for the for the 6-month period ending June 30, 2020 was $323,779 compared to a net loss of $2,907,772 for the 6-month period ending June 30, 2019. The decrease in net loss of $1,264,500 is a direct result of lack of issuance of non-cash stock-based compensation expenses to our personnel and a decrease in operating expenses due to the unprecedented and mandatory COVID-19 shutdown.

Segmented Performance - Results of Operations for the 3-month periods ended June 30, 2020 and 2019

Revenues

For the 3-month period ending June 30, 2020, MjLink recognized $7,292 digital subscription revenue as compared to zero for the 3-month period ending June 30, 2019. The increase in revenue is primarily attributable to recognizing digital subscription service of MjInvest.com over twelve months of service. Our current deferred revenue balance is $13,041 for MjInvest’s digital subscription service.

For the 3-month period ending June 30, 2020, we recognized zero event revenue as compared to $75,985 for the 3-month period ending June 30, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future.

For the 3-month period ending June 30, 2020, we recognized zero digital marketing revenue as compared to $55,200 for the 3-month period ending June 30, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future and as a result there were no marketing campaigns to promote attendees at our events.

Cost of Revenue

Cost of revenue was a negative $11,598 for the 3-month period ending June 30, 2020 compared to $180,403 the 3-month period ending June 30, 2019, representing a decrease of or 106.4%. The $192,005 decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future, plus the recoupment of some of our initial costs to set up events in the first quarter 2020.

Operating Expenses

Cash-paid compensation expense decreased by $63,861 or 97.9% to $1,397 for the 3-month period ending June 30, 2020 from $65,258 for the 3-month period ending June 30, 2020. The $63,861 decrease is primarily attributable to the resignation of George Jage as MjLink’s President in June 2019, which was not refilled, and reducing the need for consultants and professionals that were required to meet MjLink’s growth strategies in 2019.

During the 3-month periods ending June 30, 2020 and 2019, we recognized zero non-cash stock-based compensation expense for employees, consultants, and professionals.

Sales and marketing expense decreased by $23,591 or 90.8% to $2,378 for the 3-month period ending June 30, 2020 from $25,969 for the 3-month period ending June 30, 2019. The $23,591or decrease is primarily attributable to the mandatory COVID-19 shutdown which forced MjLink to cancel any in-person events for the foreseeable future including in its first quarter 2020. At this time last year, the Company was investing and ramping-up its efforts for in-person events.

General and administrative expense decreased by $21,037, or 92.6% to $1,693 for the 3-month period ending June 30, 2020 from $22,730 for the 3-month period ending June 30, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future. In addition, unrelated to COVID 19 the decrease is also due to a reduced need for additional headcount, streamlining headcount, and being able to maximize productivity with fewer hires as compared to our hiring plans in 2019.

Other expense

During the three months ended June 30, 2020 and 2019, we incurred zero other expenses for each respective quarter.

Net Loss

Our net profit for the for the 3-month period ending June 30, 2020 was $13,421 compared to a net loss of $163,175 for the 3-month period ending June 30, 2019. The net profit is a direct result of recouping some of our initial costs to set up events in the first quarter 2020 due to suspending all in-person MjLink revenue generating activities from the unprecedented and mandatory COVID-19 shutdown

Segmented Performance - Results of Operations for the 6-month periods ended June 30, 2020 and 2019

Revenues

For the 6-month period ending June 30, 2020, we recognized $16,354 digital subscription revenue as compared to zero for the 6-month period ending June 30, 2019. The increase in revenue is primarily attributable to recognizing digital subscription service of MjInvest.com over twelve months of service. Our current deferred revenue balance is $13,041 for MjInvest’s digital subscription service.

For the 6-month period ending June 30, 2020, we recognized zero advertising revenue as compared to $2,500 for the 6-month period ending June 30, 2019. The decrease in revenue is primarily attributable to eliminating our sales and marketing staff during the latter part of fiscal year 2019.

For the 6-month period ending June 30, 2020, we recognized zero event revenue as compared to $75,985 for the 6-month period ending June 30, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future.

For the 6-month period ending June 30, 2020, we recognized zero digital marketing revenue as compared to $55,200 for the 6-month period ending June 30, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future and as a result there were no marketing campaigns to promote attendees at our events.

Cost of Revenue

Cost of revenue was a negative $10,816 for the 3-month period ending June 30, 2020 compared to $180,403 the 6-month period ending June 30, 2019, representing a decrease of or 106.0%. The $191,291 decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future, plus the recoupment of some of our initial costs to set up events in the first quarter 2020.

Operating Expenses

Cash-paid compensation expense decreased by $134,993 or 96.9% to $4,343 for the 6-month period ending June 30, 2020 from $139,336 for the 6-month period ending June 30, 2020. The $134,993 decrease is primarily attributable to the resignation of George Jage as MjLink’s President in June 2019, which was not refilled, and reducing the need for consultants and professionals that were required to meet MjLink’s growth strategies at the onset of January 2019.

During the 6-month periods ending June 30, 2020 and 2019, we recognized zero non-cash stock-based compensation expense for employees, consultants, and professionals.

Sales and marketing expense decreased by $44,226 or 86.0% to $7,227 for the 6-month period ending June 30, 2020 from $51,453 for the 6-month period ending June 30, 2019. The $44,226 decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced MjLink to cancel any in-person events for the foreseeable future including in its first quarter 2020. At this time last year, we were investing and ramping-up its efforts for in-person events.

General and administrative expense decreased by $27,961, or 84.5% to $5,147 for the 6-month period ending June 30, 2020 from $33,108 for the 6-month period ending June 30, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future. In addition, unrelated to COVID 19 the decrease is also due to a reduced need for additional headcount, streamlining headcount, and being able to maximize productivity with fewer hires as compared to our hiring plans in the first and second quarter 2019.

Other expense

During the 6-months ended June 30, 2020 and 2019, we incurred zero other expenses for each respective quarter.

Net Loss

Our net profit for the for the 6-month period ending June 30, 2020 was $10,453 compared to a net loss of $270,615 for the 6-month period ending June 30, 2019. The net profit is a direct result of recouping some of our initial costs to set up events in the first quarter 2020 due to suspending all in-person MjLink revenue generating activities from the unprecedented and mandatory COVID-19 shutdown

SEGMENTED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2020

(unaudited)

	Consolidated	Social Life Network	MjLink.com
Revenue	$141,354	$125,000	$16,354
Cost of Sales	(8,679)	2,137	(10,816)
Gross Margin	150,033	122,863	27,170
Operating Expenses	417,652	400,935	16,717
Loss from Operations	(267,619)	(278,072)	10,453
Other Expenses	(56,159)	(56,159)	-
Net loss	$(323,779)	$(334,231)	$10,453

SEGMENTED BALANCE SHEETS

FOR THE YEAR ENDED JUNE 30, 2020

(unaudited)

	Consolidated	Social Life Network	MjLink.com
Cash	$15,435	$14,935	$500
Accounts receivable	348,500	305,500	43,000
Other current assets	7,363	359,433	2,363
Total Asset	$370,799	$679,868	$45,363
Accounts payable	116,096	116,096	-
Other current liabilities	50,000	50,000	-
Deferred revenue	13,041	4,500	8,541
Convertible Debt	462,791	462,791	-
PPP Loan	163,111	163,111	-
Intercompany obligations	-	(354,433)	354,433
Equity	(434,241)	237,803	(317,611)
Total Liabilities & Equity	$370,799	$679,868	$45,363

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the 6-month period ending June 30, 2020, net cash outflows used in operating activities was $291,968 compared to net outflows of $1,663,820 for the 6-month period ending June 30, 2019. The decrease in cash in operating activities is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows and travel for the foreseeable future.

Cash Flows from Financing Activities

For the 6-month period ending June 30, 2020, net cash flows used in financing activities was $295,846 compared to $1,498,377 for the 6-month period ended June 30, 2019. The decrease in cash in financing activities is primarily attributable to the mandatory COVID-19 shutdown, unprecedented uncertainty in the financial markets, record unemployment figures, and a near halt in business activities for the foreseeable future created a dramatic pullback in risk appetite by current and potentially new investors.

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

On February 6, 2019, we authorized the issuance of 500,000 common stock shares to Mark DiSiena, our former Chief Financial Officer, for his CFO services; 1,000,000 common stock shares to Frederick M. Lehrer for his legal services as an independent contractor; and 50,000 common stock shares to our employee, Kelsey Higgins, for her marketing services. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $50,000. The shares were issued during the three months ended March 31, 2019.

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

For the 6-month period ending June 30, 2020, several lenders converted their debt into 1,190,017,455 common shares at an average of $0.0010 for a value of $276,950

The stock issuances were exempt under Section 4(2) of the Securities Act of 1933, as amended.

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

SOCIAL LIFE NETWORK, INC.

Date: August 14, 2020	By:	/s/ Ken Tapp
Ken Tapp
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Ken Tapp
Ken Tapp
Chief Financial Officer
(Chief Financial Officer & Chief Accounting Officer)

