Form 10-Q
period 2020-09-30
Social Life Network, Inc.
filed 2020-11-16
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The Company has 3,456,183,888 common stock shares outstanding as of November 16, 2020.

2

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

SOCIAL LIFE NETWORK, INC.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$-	$6,057
Accounts receivable	76,000	20,500
Accounts receivable – related parties	335,000	257,500
Prepaid Expenses	466	20,933
Total Assets	$411,466	$304,990

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$84,882	$15,724
Loans payable – related party	80,675	10,000
Other current liabilities	53,378	40,000
Deferred Revenue	5,958	29,396
Payroll Protection Program Loan plus accrued interest	163,111	-
Convertible debt plus accrued interest	370,986	616,179
Total Current Liabilities	758,990	711,299
Long Term Debt	-	-
Total Liabilities	758,990	711,299

Stockholders’ Equity (Deficit):
Common Stock par value $0.001, 10,400,000,000 shares authorized, 1,330,794,686 and 125,358,319 shares issued and outstanding, respectively	3,456,199	140,791
Additional paid in capital	28,111,959	31,016,394
Common Stock to be issued	-	-
Common Stock Receivable	-	-
Preferred Stock par value $0.00, 300,000,000 Class B shares authorized, 25,000,000 and 0 shares issued and outstanding, respectively	-	-
Accumulated deficit	(31,915,683)	(31,563,493)
Total Stockholders’ Equity (Deficit)	(347,525)	(406,308)
Total Liabilities and Stockholders’ Equity	$411,466	$304,990

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Digital subscription revenue	$7,083	$208	$23,438	$208
Digital marketing revenue	-	18,000	-	73,200
Advertising revenue	-	-	-	2,500
Licensing revenue	-	-	-	-
Licensing revenue – related party	62,500	-	187,500	25,000
Event revenue	-	-	-	75,985
Sales returns	-	-	-	-
Total revenue	69,583	18,208	210,938	176,893
Costs of goods sold	1,756	1,283	(6,923)	184,748
Gross margin	67,827	16,926	217,860	(7,855)

Operating Expenses:
Compensation expense	22,745	206,958	123,328	557,163
Non-cash stock expense	-	65,250	-	1,866,583
Warrant expense	-	-	-	-
Sales and marketing	1,045	7,624	9,326	116,279
General and administrative	55,527	55,795	364,315	636,019
Total operating expenses	79,317	335,627	496,970	3,176,044

Income (Loss) from operations	(11,490)	(318,701)	(279,109)	(3,183,899)

Other Expenses:
Interest expense	23,321	446,228	83,884	452,251
Other non-operating expenses (income)	(6,400)	4,400	(10,804)	41,900
Total other expenses (income)	16,921	451,628	73,080	494,151

Net Income (Loss)	$(28,410)	$(770,329)	$352,190)	$(3,678,050)

Income (loss) per share
Basic	$(0.00)	$(0.01)	$(0.00)	$(0.03)
Diluted	(0.00)	(0.00)	(0.00)	(0.01)
Weighted average shares outstanding:
Basic	3,456,183,888	141,092,858	3,456,183,888	141,092,858
Diluted	10,320,660,126	252,394,303	10,320,660,126	252,394,303

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

unaudited

	Common Stock B		Common Stock A		Additional Paid in	Common Stock to	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	be Issued	Receivable	Deficit	Total
Balance, December 31, 2018	-	-	117,817,319	$117,817	$27,763,019	$25,000	$-	$(27,705,545)	$200,291
Common stock issued for services	-	-	3,750,000	3,750	1,207,595	-	-	-	1,211,345
Common stock issued for services to officers	-	-	500	49,500	-	-	-	-	50,000
Fair value of warrants issued	-	--	-	-	292,500	-	-	-	292,500
Common stock sold for cash	-	-	14,025,529	14,025	1,362,315	(25,000)	-	-	1,350,340
Common stock from conversion of debt	-	-	284,373	284	9,716		-	-	10,000
Beneficial conversion feature	-	-	-	-	429,600		-	-	429,600
Common stock from warrant conversion	-	-	4,400	-	-	-	-	-	4,400
Net Loss for the year ended December 31, 2019	-	-	-	-	-	-	-	(3,857,948)	(3,857,948)
Balance, December 31, 2019	-	$-	140,777,231	$140,791	$31,016,394	$-	-	$(31,563,493)	$(406,308)
Common stock issued for service	-	-				-	-	-	-
Common stock issued to officers	25,000,000	-				-	-	-	-
Common stock issued to investors	-	-	415,470,876	415,471	(120,825)	-	-	-	294,646
Common stock cancelled	-	-	-	-	-	-	-	-	-
Fair value of warrants issued	-	-	-	-	-	-	-	-	-
Net Loss for quarter ended March 31, 2020	-	-	-	-	-	-	-	(222,990)	(222,990)
Balance, March 31, 2020	25,000,000	-	556,248,107	566,263	$30,895,559	$-	$-	$(31,786,483)	$(334,652)
Common stock issued for service	-	-	-	-	-	-	--	-	-
Common stock issued to officers	-	-	-	-	-	-	-	-	-
Common stock issued to investors	-	-	774,546,579	774,547	(773,347)	-	-	-	1,200
Common stock cancelled	-	-	-	-	-	-	-	-	-
Fair value of warrants issued	-	-	-	-	-	-	-	-	-
Net Loss for quarter ended June 30, 2020	-	-	-	-	-	-	-	(100,789)	(100,789)
Balance, June 30, 2020	25,000,000	-	1,330,794,686	1,330,810	30,122,222	-	-	(31,887,272)	(434,241)
Common stock issued for service	-	-	-	-	-	-	--	-	-
Common stock issued to officers	-	-	-	-	-	-	-	-	-
Common stock issued to investors	-	-	2,125,389,202	2,125,389	(2,010,264)	-	-	-	115,125
Common stock cancelled	-	-	-	-	-	-	-	-	-
Fair value of warrants issued	-	-	-	-	-	-	-	-	-
Net Loss for quarter ended September 30, 2020	-	-	-	-	-	-	-	(28,411)	(28,411)
Balance, September 30, 2020	25,000,000	-	3,456,183,888	3,456,199	28,111,958	-	-	(31,915,683)	347,525)

The accompanying notes are an integral part of these financial statements.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities:
Net Income (Loss)	$(352,190)	$(3,678,050)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Stock based compensation	-	1,041,345
Changes in operating assets and liabilities:		-
Accounts receivable	(138,500)	(25,000)
Prepaids	20,467	(51,616)
Accounts payable and accrued expenses	47,693	95,677
Net cash used in operating activities	(422,530)	(1,899,751)

Cash flows used in investing activities:	-	-

Cash flows from financing activities:
Proceeds from the sale of common stock – private placement	-	989,988
Proceeds from the sale of common stock – convertible note	410,973	499,250
Proceeds from the sale of common stock - warrants	-	232,500
Net cash provided by financing activities	410,973	1,721,738

Net increase / decrease in cash	(11,557)	(178,013)
Cash at beginning of period	11,557	195,051
Cash at end of period	$-	$17,038

Supplemental Disclosures:
Cash paid during the year for:
Interest	$83,884	452,251
Income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Warrants issued for services	$-	$-
Interest related to amortization of beneficial conversion feature	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Social Life Network, Inc. (the “Company”) is a technology company that licenses its Social Life Network SaaS (Software as a Service) Internet Platform (hereafter referred to as the “Platform”) to niche industries for an annual license fee and/or a percentage of profits. The Platform is a cloud-based social network and virtual conferencing system that can be customized to suit virtually any niche industry, such as the alternative medicine industry.

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

On June 6, 2016, the Court issued an order in the Receivership pursuant to Section 3(a) (10) of the Securities Act of 1933, as amended, ratifying the above actions. The receiver was discharged on June 7, 2016.

On September 20, 2018, the Company incorporated MjLink.com, Inc. (“MjLink”), a Delaware Corporation. On September 20, 2018, the Company incorporated MjLink.com, Inc. (“MjLink”), a Delaware Corporation. MjLink.com, Inc. filed its Form 1-A to qualify for an Regulation A Tier 2 initial public offering on February 13, 2020 and the qualification of the Form 1-A was on September 28th, 2020. As of September 28th, 2020 the Company now owns 15.17% of MjLink’s outstanding common stock shares, and will own 2.26% of MjLink's outstanding common stock if the total of $50,000,000 is raised through the Regulation A Tier 2 offering.

MjLink.com Inc.

Prior to its incorporation in Delaware on September 20, 2018, MjLink functionally operated as the Company’s cannabis division. As of the date of this filing, the Company has 800,000 Class A shares of MjLink.com, Inc. MjLink is currently raising capital at $1 per share through a Reg D 506(c) offering. MjLink also filed a Form 1-A in February of 2020 to qualify for a Reg A Tier 2 offering to raise up to $50,000,000 at $2.50 a share. On September 22, 2020, the SEC issued a Notice of Qualification regarding the MjLink 1-A.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the period ended September 30, 2020 and year ended December 31, 2019.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of September 30, 2020 and December 31, 2019.

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

As of September 30, 2020, and December 31, 2019, the Company had 5,141,752,545 and 9,094,853 potentially dilutive shares; however, the diluted loss per share is the same as the basic loss per share for the years ended September 30, 2020, and December 31, 2019, as the inclusion of any potential shares would have had an antidilutive effect due to the Company’s loss from operations.

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

NOTE 3 – GOING CONCERN

The Company’s unaudited financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company had an accumulated deficit of $31,915,683 at September 30, 2020, had a net loss of $352,190 and gained net cash of zero dollars in operating activities for the nine months ended September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next nine months with existing cash on hand and public issuance of common stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that the Company will succeed in its future operations. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

On February 6, 2019, the Company authorized an additional 500,000 restricted common stock shares to Mark DiSiena, our Chief Financial Officer, valued at $50,000. The shares were issued during the three months ended March 31, 2019.

The Company has software license agreements with Real Estate Social Network, Inc. and Sports Social Network, which provides that the Company’s licensees pay the Company each a license fee of $125,000 or $250,000 combined fees per year or a period of two years and thereafter receive a 20% percentage of profits. The Company’s Chief Executive Officer, Kenneth Tapp, owns 1.7% of our outstanding shares and is also the Chief Technology Officer of Real Estate Social Network and Sports Social Network and owns approximately 40% each of those entities through LVC Consulting, LLC, of which he is the sole member. As of September 30, 2020, the Company’s  largest source of the Company’s revenues was $125,000 in social network platform licensing revenues, which constituted 89.8% of our total revenues and were derived solely from the only 2 licensees the Company has  agreements with, the Real Estate Social Network and Sports Social Network, which revenues are related party revenues.

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

For the period ended September 30, 2020, the Company did not issue any credit memos.

NOTE 6 – STOCK WARRANTS

During the nine months ended September 30, 2020 and the years ended December 31, 2019, 2018, the Company granted zero, 1,594,853, and zero warrants, respectively, to the Company’s advisors and employees, totaling 17,894,873 warrants (the “17,894,873 Warrants”). Each warrant entitles the holder to one Social Life Network common stock share at an exercise price ranging from five to twenty cents, with a weighted average price of seven cents. The term of the Company’s warrants has a range from 3 to 5 years from the initial exercise date. The warrants will be expensed as they become exercisable beginning January 1, 2018 through April 11, 2024. During the three months ended September 30, 2019, 300,000 additional warrants vested, and as of September 30, 2019 the 17,894,873 Warrants are 100% vested. During the twelve months ended December 31, 2019, the Company executed a cashless conversion of 8,800,020 vested warrants in exchange for 4,400,010 common stock shares. The remaining 9,094,853 outstanding warrants are currently 100% vested to date and not exercised. The aggregate fair value of the warrants as of September 30, 2020 total $2,244,800, which values are based on the Black-Scholes-Merton pricing model using the following estimates: exercise price ranging from $0.00 to $0.20, stock prices ranging from $0.0001 to $0.38, risk free rates ranging from 0.12% - 1.60%, volatility ranging from 391% to 562%, and expected life of the warrants ranging from 3 to 5 years.

A summary of the status of the outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
		$-
Exercisable, December 31, 2018	16,300,000	$0.05	$-
Issued	1,594,853	0.18	$-
Exercised	8,800,020	$0.00	$-
Expired	-		$-
Outstanding, December 31, 2019	9,904,853	$0.07	$-

Exercisable, December 31, 2019	9,904,853	$0.07	$-
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, March 31, 2020	9,904,853	$0.07	$-

Exercisable, March 31, 2020	9,904,853	0.07	-
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, June 30, 2020	9,904,853	0.07	-

Exercisable, June 30, 2020	9,904,853	0.07	-
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, September 30, 2020	9,904,853	0.07	-

Exercisable, September 30, 2020	9,904,853	$0.07	$0.32

Range of Exercise Prices	Number Outstanding 6/30/2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.00–0.20	9,904,853	2.62 years	$0.07

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

For the quarter ending September 30, 2019, the Company issued 350,000 common shares to several lenders as inducement for their services. The shares are valued from $0.10 to $0.17, the closing price of the date of convertible debt liability, for a total non-cash expense of $46,500. The shares were issued during the nine months ended September 30, 2019.

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

For the quarter ending March 31, 2020, several lenders converted their debt into 415,479,876 common shares at an average of $0.00140 for a value of $232,257.

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

For the quarter ending June 30, 2020, several lenders converted their debt into 774,546,579 common shares at an average of $0.00060 for a value of $44,693.

For the quarter ending September 30, 2020, several lenders converted their debt into 2,125,389,202 common shares at an average of $0.00005 for a value of $111,977.

Class B

Effective March 4, 2020, the Company’s  Board authorized the issuance of twenty five million (25,000,000) Class B Common Stock Shares to Ken Tapp, the Company’s  Chief Executive Officer, in return for his services as the Company’s  Chief Executive Officer from February 1, 2016 to February 29, 2020, which shares are equal to two billion five hundred million (2,500,000,000) votes and have no equity, cash value or any other value.  As of the date of this filing, our Chief Executive Officer controls approximately 95% of shareholder votes.

Convertible Debt and Other Obligations

Convertible Debt

The Company has the following convertible notes payable as of September 30, 2020:

Note	Funding Date	Maturity Date	Interest Rate	Original Borrowing	Average Conversion Price	Number of Shares Converted	Balance at September 30, 2020
Note payable (A)	April 15, 2019	November 14, 2019	7%	$100,000	-	-	$-
Note payable (B)	April 15, 2019	April 14, 2022	10%	$67,500	$0.0000	20,192,296	-
Note payable (C)	May 24, 2019	December 23, 2019	10%	$80,000	$0.0001	751,563,638	33,653
Note payable (C)	July 3, 2019	February 2, 2020	10%	$80,000	-	-	80,000
Note payable (D)	June 12, 2019	June 11, 2020	12%	$110,000	$0.0019	691,151,660	-
Note payable (E)	June 26, 2019	March 25, 2020	12%	$135,000	$0.0014	174,250,000	51,339
Note payable (F)	August 7, 2019	August 6, 2020	10%	$100,000	$0.0007	111,115,731	35,000
Note payable (G)	August 21, 2019	August 20, 2020	10%	$148,500	$0.0001	151,300,000	42,001
Note payable (H)	January 28, 2020	January 27, 2021	10%	63,000	$0.0001	1,102,499,999	-
Total					$0.0012	3,002,073,324	$206,993

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

(D)

On June 12, 2019, the Company completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $110,000 in additional available cash resources with a payback provision due on June 11, 2020 of $135,250 which includes the original issue discount of $11,000 plus interest of $14,250. In connection with the note, the Company has reserved 14,400,000 common stock shares, which was subsequently increased to 502 million restricted common stock shares as reserve for conversion. The conversion price is a 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. The Company determined that because the conversion price is variable and unknown, it could not determine if the Company had enough authorized shares to fulfill the conversion obligation. On December 19, 2019, the Company converted $10,000 of principle into 284,373 shares of common stock at approximately $0.035 per share. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $59,231 at the date of issuance when the stock price was at $0.11 per share. On July 22, 2020, the Company fully met and timely paid its debt obligation.

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

(H)

On January 28, 2020, the Company  completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate up to $925,000, which will be distributed in multiple tranches to be determined, in additional available cash resources with a payback provision of principle debt without an original issue discount plus interest.  The Company generated $63,000 in additional available cash resources with a payback provision due on January 27, 2021 totaling $69,300 which includes the principle plus interest of $6,300. The Company has reserved 41,331,475, which was subsequently increased to 728.3 million restricted common shares for conversion. The conversion price is the 39% discount to the average of the two (2) lowest trading prices during the previous fifteen (15) trading days to the date of a Conversion Notice. The Company determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $40,279 at the date of issuance when the stock price was approximately $0.01 per share. On August 24, 2020, the Company fully met and timely paid its debt obligation.

The Company has not fully met and timely paid its debt obligation and is arrears. A default notice has not been issued by any of the debt holders.

Other Obligations

For the quarter ending September 30, 2020, Kenneth Tapp, from time-to-time provided short-term interest free loans amounting to $80,675 for the Company’s operations. For the third and fourth quarter ending of 2020, Kenneth Tapp provided an additional net amount of $42,000 and $31,500, respectively, in short term interest free loans, totaling $112,175 liquidity for year to date 2020.

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

NOTE 8 – SUBSEQUENT EVENTS

Common Stock

As of November 16, 2020, the Company has not issued common stock shares to an employee nor has sold common shares to an accredited investor.

Convertible Debt

Since September 30, 2020 several of our debt holders have converted $0 of principle into zero shares of common stock.

Note	Funding Date	Maturity Date	Interest Rate	Original Borrowing	Average Conversion Price	Number of Shares Converted	Balance at November 16, 2020
Note payable (A)	April 15, 2019	November 14, 2019	7%	$100,000	-	-	$-
Note payable (B)	April 15, 2019	April 14, 2022	10%	$67,500	$0.0000	20,192,296	-
Note payable (C)	May 24, 2019	December 23, 2019	10%	$80,000	$0.0001	751,563,638	33,653
Note payable (C)	July 3, 2019	February 2, 2020	10%	$80,000	-	-	80,000
Note payable (D)	June 12, 2019	June 11, 2020	12%	$110,000	$0.0019	691,151,660	-
Note payable (E)	June 26, 2019	March 25, 2020	12%	$135,000	$0.0014	174,250,000	51,339
Note payable (F)	August 7, 2019	August 6, 2020	10%	$100,000	$0.0007	111,115,731	35,000
Note payable (G)	August 21, 2019	August 20, 2020	10%	$148,500	$0.0001	151,300,000	42,001
Note payable (H)	January 28, 2020	January 27, 2021	10%	63,000	$0.0001	1,102,499,999	-
Total					$0.0012	3,002,073,324	$206,993

As of November 16, 2020, the Company has not fully met and timely paid its debt obligation and is arrears. No default notices have not been issued by any debt holders.

As of November 16, 2020, certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this report, our executive officers and directors and their respective affiliates beneficially own approximately 2.8% of our outstanding voting stock, including our Chief Executive Officer who owns 1.7% of our voting securities.

Other Obligations

For the quarter ending September 30, 2020, Kenneth Tapp, from time-to-time provided short-term interest free loans amounting to $80,675 for the Company’s operations. For the third and fourth quarter ending of 2020, Kenneth Tapp provided an additional net amount of $42,000 and $31,500, respectively, in short term interest free loans, totaling $112,175 liquidity for year to date 2020.

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

In their report dated March 19, 2020, our independent registered public accounting firm, B F Borgers CPA PC, stated that our financial statements  have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $31,563,493 at December 31, 2019, had a net loss of $3,857,948 and used net cash of $1,902,563 in operating activities for the 12 months ended December 31, 2019.  Further, we had an accumulated deficit of $31,915,683 at September 30, 2020, had a net loss of $352,190 and gained net cash of zero dollars in operating activities for the nine months ended September 30, 2020. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. Although we may be successful in obtaining financing and/or generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such funding will be achieved at a sufficient level or that we will succeed in our future operations.

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

We have generated a majority of our revenue for the nine months ended 2020 from licensing revenue and our revenue from digital marketing, microcap events, and digital subscription services of MjInvest.com have been suspended due to COVID-19. The loss of the majority of our revenues in future periods in any of these revenue categories will negatively and materially affect our results of operations.

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

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this annual report, our executive officers and directors and their respective affiliates beneficially own approximately 2.8% of our outstanding voting stock, including our Chief Executive Officer who owns 1.7% of our voting securities. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

For the 9-months ended September 30, 2020, $187,500 or 88.9%, and September 30, 2019, $25,000 or 14.1%, respectively, of our total revenues were generated from related party revenue; there are conflicts of interest between our officers’ interests who are also officers of our licensees and our shareholders’ interests.

For the 9-months ended September 30, 2020, $187,500 or 88.9%, and September 30, 2019, $25,000 or 14.1%, respectively, of our total revenues were derived from license fees we received from Real Estate Social Network and Sports Social Network, which revenues are related party revenues. We have a “software as a service” (SaaS) license agreement with Sports Social Network, which provides that Sports Social Network, Inc. pays a license fee of $125,000 per year for a period of two years and thereafter we receive twenty percentage of their net profits from the sale of online advertising and collected E-Commerce fees on their niche sports social networks from every country around the world that they provide access to their websites and mobile apps that we provide through the licensing agreement. They currently have social networks that are used by the Hunting and Fishing industry, the Racket Sports industry, the Golf industry and the Soccer industry. They plan to launch over the coming twelve to twenty-four months, a niche Auto Racing social network, a niche Skiing and Snowboarding social network, and a private little league sports social network for children, parents and coaches.

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

Our Chief Executive Office, Kenneth Tapp, owns 1.7% of our outstanding shares and is also the Chief Technology Officer of Real Estate Social Network and the Chief Technology Officer of the Sports Social Network and owns approximately 40% each of those entities through LVC Consulting, LLC, of which he is the only member. Our related party revenues present conflicts of interests between our officers’ interests and our shareholders” interests, which may favor the interests of our officers over that of our shareholders.

The license fees we received from our related parties who are also our licensees, Sports Social Network and Real Estate Social Network, may be undervalued because the license agreements were negotiated between related parties.

Our Chief Executive Officer and Chief Financial Officer negotiated the license fee agreements with our related parties/licensees, Sports Social Network and Real Estate Social Network. Our Chief Executive Officer, Kenneth Tapp, owns 1.7% of our outstanding shares and is also the Chief Technology Officer of Real Estate Social Network and Sports Social Network and owns approximately 40% each of those entities through LVC Consulting, LLC, of which he is the only member.

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

Our Chief Executive Officer is also the Chief Technology Officer of our licensees, Real Estate Social Network and Sports Social Network, and owns approximately 40% of each such entity through a limited liability company of which he is the sole member. We have a license agreement with Real Estate Social Network providing that they will pay us 20% of the net profits from all monthly member subscriptions and online advertising sales, paid annually, on the 31st day of January for the preceding year. We also have a license agreement with Sports Social Network providing that they will pay us $125,000 annually for the first two years of this agreement (a total of $250,000 per year for the first two years), and thereafter will receive 20% of the net profits from all online advertising sales and collected E-Commerce fees, paid monthly with the option to pay any outstanding licensing fees annually, and to be received by us no later than the 31st day of January for the preceding year. Our Chief Executive Officer owns 1.7% and of our outstanding shares. Accordingly, our Chief Executive Officer has potential conflicts of interest between his interests in Real Estate Social Network and Sports Social Network and our interests, which may result in them favoring the interests of those networks over our interests and that of our shareholders.

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

We will remain an Emerging Growth Company until the earliest of (i) the end of the fiscal year in which the market value of its Common Stock that is held by non-affiliates exceeds $700 million as of September 30, (ii) the end of the fiscal year in which it has total annual gross revenue of $1 billion or more during such fiscal year, (iii) the date on which it issues more than $1 billion in non-convertible debt in a three-year period or (iv) five years from the date of this proxy statement.

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

Accordingly, with respect to our Form 10-Q for the period ending March 31, 2020 that was due on or about May 15, 2020 (the “10-Q”), pursuant to SEC Release No. 34-88465 dated March 25, 2020 (the “Order”), we  requested relief from the Commission from filing the 10-Q on a timely basis because we were  unable to file the report on a timely basis because COVID-19 had not allowed our employees to adequately coordinate and complete matters pertaining to the 10-Q in a timely manner. In connection therewith, we estimated that we would be able to file the 10-Q on or prior to September 29, 2020, which was within the 45-day filing requirement provided for in the Order.

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

The House of Representatives was scheduled to vote on the bill in September 2020, but some Democrats in tight races worried that voters would not look kindly on a marijuana legalization vote when a deal on coronavirus aid remained elusive. More than a third of Americans now live in states with full legalization, and a record 68 percent support federal cannabis legalization, according to Gallup. This past Election Day, five states passed medical or recreational legalization referendums — including staunchly conservative states such as Montana and South Dakota — bringing the total number of legal states up to 15.

On November 9, 2020, Senate Minority Leader Chuck Schumer tweeted that it‘s “past time to end the federal prohibition on marijuana.”

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

COVID-19 RELATED RISKS

The outbreak of the coronavirus may negatively impact our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and could adversely affect our business, results of operations and financial condition.

The outbreak of the COVID-19 may adversely affect our customers.

Further, such risks as described above could also adversely affect our potential licensee’s financial condition, resulting in reduced spending for our license fees. Risks related to an epidemic, pandemic, or other health crisis, such as COVID-19, could negatively impact  the results of operations of one or more of our l licensees’ or potential licensee  operations. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic, or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition, and results of operations.

THE OUTBREAK OF COVID-19 HAS RESULTED IN A WIDESPREAD HEALTH CRISIS THAT COULD ADVERSELY AFFECT THE ECONOMIES AND FINANCIAL MARKETS WORLDWIDE AND COULD EXPONENTIALLY INCREASE THE RISK FACTORS DESCRIBED ABOVE AND BELOW.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. The Company had an accumulated deficit of $31,915,683 at September 30, 2020, had a net loss of $352,190 and gained net cash of zero dollars in operating activities for the nine months ended September 30, 2020. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next nine months with existing cash on hand and the sale of our common stock. While the we believe that we will be successful in obtaining the necessary financing and generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that we will succeed in its our future operations.

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

MJLINK.COM INC

SEGMENTED BALANCE SHEETS

(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$500	$5,500
Accounts receivable	10,500	10,500
Accounts receivable – related parties	32,500	32,500
Prepaid Expenses	466	4,659
Total Assets	$43,966	$53,159

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$-	$-
Accrued Expenses	-	-
Deferred Revenue	1,458	24,896
Intercompany due to parent	364,688	356,326
Total Current Liabilities	366,147	381,222
Long Term Debt	-	-
Total Liabilities	$366,147	$381,222

Stockholders’ Equity (Deficit):
Common Stock par value	15	15
Additional paid in capital	-	-
Common Stock to be issued	-	-
Common Stock Receivable	-	-
Preferred Stock par value	-	-
Total Stockholders’ Equity (Deficit)	(322,196)	(328,078)
Total Equity	(322,181)	(328,063)
Total Liabilities and Stockholders’ Equity	$45,966	$53,159

See accompanying notes to these unaudited condensed consolidated financial statements.

MJLINK.COM INC

SEGMENTED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Digital marketing revenue	$-	$18,000	$-	$73,200
Digital subscription revenue	7,083	208	23,438	208
Advertising revenue	-	-	-	2,500
Event revenue	-	-	-	75,985
Total revenue	7,083	18,208	23,438	151,893
Costs of goods sold	1,231	-	(9,585)	180,403
Gross margin	5,852	18,208	33,023	(28,510)

Operating Expenses:
Compensation expense	1,397	32,976	5,741	172,311
Non-cash stock expense	-	-	-	-
Sales and marketing	917	6,219	8,144	57,672
General and administrative	8,108	3,908	13,255	37,016
Total operating expenses	10,423	43,103	27,140	267,000

Income (Loss) from operations	(4,571)	(24,895)	5,882	(295,510)

Other Expenses:
Interest expense	-	-	-	-
Other non-operating expenses	-	14,550	-	14,550
Total other expenses	-	-	-	-

Net Income (Loss)	$(4,571)	$(10,345)	$5,882	$(280,960)

Income (loss) per share Basic and Diluted	$(3.05)	$(6.90)	$3.93	$(187.31)
Weighted average shares outstanding: Basic and Diluted	1,500	1,500	1,500	1,500

See accompanying notes to these unaudited condensed consolidated financial statements.

MJLINK.COM, INC.

SEGMENTED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid	Common Stock to be	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Issued	Receivable	Deficit	Total
Balance, December 31, 2019	-	-	1,500	$15	$-	$-	$-	$(328,078)	(328,063)
Common stock issued for service	-	-	-	-	-	-	-	-	-
Common stock issued to officers	-	-	-	-	-	-	-	-	-
Common stock issued to investors			-	-	-	-		-	-
Common stock cancelled	-	-	-	-	-	-	-	-	-
Fair value of warrants issued	-	-	-	-	-	-	-	-	-
Fair value of beneficial conversion feature for convertible notes	-	-	-	-	-	-	-	-	-
Net Loss for year ended Mar 31, 2020	-	-	-	-	-	-	-	(2,969)	(2,969)
Balance, March 31, 2020	-	-	1,500	15	$-	$-	$-	$(331,047)	$(331,032)
Common stock issued for service	-	-	-	-	-	-	-	-	-
Common stock issued to officers	-	-	-	-	-	-	-	-	-
Common stock issued to investors	-		-	-	-	-	-	-	-
Common stock cancelled	-	-	-	-	-	-	-	-	-
Fair value of warrants issued	-	-	-	-	-	-	-	-	-
Fair value of beneficial conversion feature for convertible notes	-	-	-	-	-	-	-	-	-
Net Loss for quarter ended June 30, 2020	-	-	-	-	-		-	13,421	13,421
Balance, June 30, 2020	-	-	1,500	15	-	-	-	(317,626)	(317,611)
Common stock issued for service	-	-	-	-	-	-	-	-	-
Common stock issued to officers	-	-	-	-	-	-	-	-	-
Common stock issued to investors	-		-	-	-	-	-	-	-
Common stock cancelled	-	-	-	-	-	-	-	-	-
Fair value of warrants issued	-	-	-	-	-	-	-	-	-
Fair value of beneficial conversion feature for convertible notes	-	-	-	-	-	-	-	-	-
Net Loss for quarter ended September 30, 2020	-	-	-	-	-		-	(4,571)	(4,571)
Balance, September 30, 2020	-	-	1,500	15	-	-	-	(322,197)	(322,197)

See accompanying notes to these unaudited condensed consolidated financial statements.

MJLINK.COM INC

SEGMENTED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities:
Net Income (Loss)	$5,882	$(280,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash stock-based compensation	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	(25,000)
Prepaids	4,193	-
Accounts payable and accrued expenses	-	(26,252)
Intercompany due to parent	(15,075)	(337,712)
Net cash used in operating activities	(5,000)	5,500

Cash flows used in investing activities:	-	-

Cash flows from financing activities:
Loan from related parties	-	-
Proceeds from the sale of common stock	-	-
Stock Receivable	-	-
Stock Payable	-	-
Net cash provided by financing activities	-	-

Net increase / decrease in cash	(5,000)	5,500
Cash at beginning of period	5,500	-
Cash at end of period	$500	$5,500

Supplemental Disclosures:
Cash paid during the year for:
Interest	$-	-
Income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Warrants issued for services	$-	$-
Interest related to amortization of beneficial conversion feature	$-	-

See accompanying notes to these unaudited condensed consolidated financial statements.

COMPARATIVE RESULTS FOR FISCAL YEARS

Consolidated Performance - Results of Operations for the 3-month periods ended September 30, 2020 and 2019

Revenues

For the 3-month period ending September 30, 2020, we recognized revenue from licensing of $62,500 compared to zero dollars of revenue for the 3-month period ending September 30, 2019. The increase is due to a renewed licensing deal with two of our licensees that provides for a minimum guarantee annual payment of $125,000 from each of our two licensees rather than relying on transactional usage of our platform in first quarter 2019.

For the 3-month period ending September 30, 2020, we recognized $7,083 digital subscription revenue as compared to $208 for the 3-month period ending September 30, 2019. The increase in revenue is primarily attributable to recognizing digital subscription service of MjInvest.com over twelve months of service. Our current deferred revenue balance is $5,958 for MjInvest’s digital subscription service.

For the 3-month period ending September 30, 2020, we recognized zero event revenue as compared to zero for the 3-month period ending September 30, 2019. The flat revenue is due to a pause in events between quarters two and four in 2019 and for fiscal year 2020 is still primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future.

For the 3-month period ending September 30, 2020, we recognized zero digital marketing revenue as compared to $18,000 for the 3-month period ending September 30, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future and as a result there were no marketing campaigns to promote attendees at our events.

Cost of Revenue

Cost of revenue was a $1,756 for the 3-month period ending September 30, 2020 compared to $1,283 the 3-month period ending September 30, 2019, representing an increase of $474 or 37%. The $474 increase is considered relatively flat due to a pause in events between quarters two and four in 2019 and for fiscal year 2020 is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future.

Operating Expenses

Cash-paid compensation expense decreased by $184,213 or 89% to $22,745 for the 3-month period ending September 30, 2020 from $206,958 for the 3-month period ending September 30, 2020. The $184,213 decrease is primarily attributable to the resignation of George Jage as MjLink’s President in September 2019, which was not refilled, and reducing the need for consultants and professionals that were required to meet MjLink’s growth strategies at the onset of January 2019.

During the 3-month period ending September 30, 2020, we recognized zero of non-cash stock-based compensation expense for employees, consultants, and professionals compared to $65,250 for the 3-month period ending September 30, 2019. The decrease is primarily due to a reduced need for additional headcount, streamlining headcount, and being able to maximize productivity with fewer hires as compared to our hiring plans in 2019.

During the 3-month periods ending September 30, 2020 and 2019, we recognized zero of non-cash stock-based compensation expense for warrants for the respective quarters.

Sales and marketing expense decreased $6,580 or 89% to $1,045 for the 3-month period ending September 30, 2020 from $7,624 for the 3-month period ending September 30, 2019. The $6,580 decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced MjLink to cancel any in-person events for the foreseeable future including in its first quarter 2020 as opposed to our investing/ramping-up efforts in 2019.

General and administrative expense decreased by $268, or 0.5% to $55,527 for the 3-month period ending September 30, 2020 from $55,795 for the 3-month period ending September 30, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future. In addition, unrelated to COVID 19, the decrease is also due to a reduced need for additional headcount, streamlining headcount, and being able to maximize productivity with fewer hires as compared to our hiring plans in 2019 bringing the Company to a expense level to the level before the MjLink event business was contemplated.

Other expense

During the three months ended September 30, 2020, we incurred $16,921 of other expenses from interest charges of $23,321 from our convertible debt outstanding offset by $6,400 of other income attributed to refunds related to COVID-19 shutdown.

Net Loss

Our net loss for the for the 3-month period ending September 30, 2020 was $28,411 compared to a net loss of $770,329 for the 3-month period ending September 30, 2019. The decrease in net loss of $741,919 is a direct result of lack of issuance of non-cash stock-based compensation expenses to our personnel, decrease in operating expenses, and reduction in revenue due to the unprecedented and mandatory COVID-19 shutdown.

Consolidated Performance - Results of Operations for the 9-month periods ended September 30, 2020 and 2019

Revenues

For the 9-month period ending September 30, 2020, we recognized revenue from licensing of $187,500 compared to $25,000 of revenue for the 9-month period ending September 30, 2019. The increase is due to a renewed licensing deal with two of our licensees that provides for a minimum guarantee annual payment of $125,000 from each of our two licensees rather than relying on transactional usage of our platform in first quarter 2019.

For the 9-month period ending September 30, 2020, we recognized $23,438 digital subscription revenue as compared to $208 for the 9-month period ending September 30, 2019. The increase in revenue is primarily attributable to recognizing digital subscription service of MjInvest.com over twelve months of service. Our current deferred revenue balance is $1,510 for MjInvest’s digital subscription service.

For the 9-month period ending September 30, 2020, we recognized zero advertising revenue as compared to $2,500 for the 9-month period ending September 30, 2019. The decrease in revenue is primarily attributable to eliminating our sales and marketing staff during the latter part of fiscal year 2019.

For the 9-month period ending September 30, 2020, we recognized zero event revenue as compared to $75,985 for the 3-month period ending September 30, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future.

For the 9-month period ending September 30, 2020, we recognized zero digital marketing revenue as compared to $73,200 for the 9-month period ending September 30, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future and as a result there were no marketing campaigns to promote attendees at our events.

Cost of Revenue

Cost of revenue was a negative $6,923 for the 9-month period ending September 30, 2020 compared to $184,748 the 9-month period ending September 30, 2019, representing a decrease of $191,671 or 104%. The $191,671 decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future, plus the recoupment of some of our initial costs to set up events in the first quarter 2020 plus refunds from prepaid costs.

Operating Expenses

Cash-paid compensation expense decreased by $433,835 or 78% to $123,328 for the 9-month period ending September 30, 2020 from $557,163 for the 9-month period ending September 30, 2020. The $433,835 decrease is primarily attributable to the resignation of George Jage as MjLink’s President in September 2019, which was not refilled, and reducing the need for consultants and professionals that were required to meet MjLink’s growth strategies in 2019.

During the 9-month period ending September 30, 2020, we recognized zero of non-cash stock-based compensation expense for employees, consultants, and professionals compared to $1,866,583 for the 9-month period ending September 30, 2019. The decrease is primarily due to a reduced need for additional headcount, streamlining headcount, and being able to maximize productivity with fewer hires as compared to our hiring plans in 2019.

During the 9-month periods ending September 30, 2020 and 2019, we recognized zero of non-cash stock-based compensation expense for warrants for the respective quarters.

Sales and marketing expense decreased $106,953 or 92% to $9,326 for the 9-month period ending September 30, 2020 from $116,279 for the 9-month period ending September 30, 2019. The $106,953 decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced MjLink to cancel any in-person events for the foreseeable future including in its first quarter 2020 as opposed to our investing/ramping-up efforts in the first quarter of 2019.

General and administrative expense decreased by $271,704, or 43% to $364,315 for the 9-month period ending September 30, 2020 from $636,019 for the 9-month period ending September 30, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future. In addition, unrelated to COVID 19, the decrease is also due to a reduced need for additional headcount, streamlining headcount, and being able to maximize productivity with fewer hires as compared to our hiring plans in 2019 bringing the Company to a expense level to the level before the MjLink event business was contemplated.

Other expense

During the 9-months ended September 30, 2020, we incurred $73,080 of other expenses predominantly from interest charges of $83,884 from our convertible debt outstanding and a net gain of $10,804 attributed to refunds related to COVID-19 shutdown.

Net Loss

Our net loss for the for the 9-month period ending September 30, 2020 was $352,190 compared to a net loss of $3,678,050 for the 9-month period ending September 30, 2019. The decrease in net loss of $3,325,861 is a direct result of lack of issuance of non-cash stock-based compensation expenses to our personnel and a decrease in operating expenses due to the unprecedented and mandatory COVID-19 shutdown.

Segmented Performance - Results of Operations for the 3-month periods ended September 30, 2020 and 2019

Revenues

For the 3-month period ending September 30, 2020, MjLink recognized $7,083 digital subscription revenue as compared to zero for the 3-month period ending September 30, 2019. The increase in revenue is primarily attributable to recognizing digital subscription service of MjInvest.com over twelve months of service. Our current deferred revenue balance is $5,958 for MjInvest’s digital subscription service.

For the 3-month period ending September 30, 2020, we recognized zero event revenue as compared to zero for the 3-month period ending September 30, 2019. The flat revenue is due to a pause in events between quarters two and four in 2019 and for fiscal year 2020 is still primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future.

For the 3-month period ending September 30, 2020, we recognized zero digital marketing revenue as compared to $18,000 for the 3-month period ending September 30, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future and as a result there were no marketing campaigns to promote attendees at our events.

Cost of Revenue

Cost of revenue was a negative $1,231 for the 3-month period ending September 30, 2020 compared to zero for the 3-month period ending September 30, 2019, representing an increase of 1,231 or 100%. The $1,231 increase is to maintain the MjLink site and overall drop in cost is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future.

Operating Expenses

Cash-paid compensation expense decreased by $31,578 or 96% to $1,397 for the 3-month period ending September 30, 2020 from $32,976 for the 3-month period ending September 30, 2020. The $31,578 decrease is primarily attributable to the resignation of George Jage as MjLink’s President in June 2019, which was not refilled, and reducing the need for consultants and professionals that were required to meet MjLink’s growth strategies in 2019.

During the 3-month periods ending September 30, 2020 and 2019, we recognized zero non-cash stock-based compensation expense for employees, consultants, and professionals.

Sales and marketing expense decreased by $5,302 or 85% to $917 for the 3-month period ending September 30, 2020 from $6,219 for the 3-month period ending September 30, 2019. The $5,302 decrease is primarily attributable to the mandatory COVID-19 shutdown which forced MjLink to cancel any in-person events for the foreseeable future including in its first quarter 2020. At this time last year, the Company was investing and ramping-up its efforts for in-person events for the fourth quarter after a pause in the third quarter.

General and administrative expense increased by $4,200, or 108% to $8,108 for the 3-month period ending September 30, 2020 from $3,908 for the 3-month period ending September 30, 2019. The increase is to maintain the MjLink site and overall drop in cost is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future. In addition, unrelated to COVID 19 the decrease is also due to a reduced need for additional headcount, streamlining headcount, and being able to maximize productivity with fewer hires as compared to our hiring plans in 2019.

Other expense

During the three months ended September 30, 2020, we incurred $14,550 of other income from refunds related to COVID 19. During the three months ended September 30, 2019 we had zero interest and other expenses or income.

Net Loss

Our net profit for the for the 3-month period ending September 30, 2020 was $4,571 compared to a net loss of $10,345 for the 3-month period ending September 30, 2019. The net profit is a direct result of recouping some of our initial costs to set up events in the first quarter 2020 due to suspending all in-person MjLink revenue generating activities from the unprecedented and mandatory COVID-19 shutdown and the need to maintain levels of activities to process the Regulation A+ filing and acceptance.

Segmented Performance - Results of Operations for the 9-month periods ended September 30, 2020 and 2019

Revenues

For the 9-month period ending September 30, 2020, we recognized $23,438 digital subscription revenue as compared to $208 for the 9-month period ending September 30, 2019. The increase in revenue is primarily attributable to recognizing digital subscription service of MjInvest.com over twelve months of service. Our current deferred revenue balance is $5,958 for MjInvest’s digital subscription service.

For the 9-month period ending September 30, 2020, we recognized zero advertising revenue as compared to $2,500 for the 9-month period ending September 30, 2019. The decrease in revenue is primarily attributable to eliminating our sales and marketing staff during the latter part of fiscal year 2019.

For the 9-month period ending September 30, 2020, we recognized zero event revenue as compared to $75,985 for the 9-month period ending September 30, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future.

For the 9-month period ending September 30, 2020, we recognized zero digital marketing revenue as compared to $73,200 for the 9-month period ending September 30, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future and as a result there were no marketing campaigns to promote attendees at our events.

Cost of Revenue

Cost of revenue was a negative $9,585 for the 3-month period ending September 30, 2020 compared to $180,403 the 9-month period ending September 30, 2019, representing a decrease of or 105.0%. The $189,988 decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future, plus the recoupment of some of our initial costs to set up events in the first quarter 2020.

Operating Expenses

Cash-paid compensation expense decreased by $166,571 or 97% to $5,741 for the 9-month period ending September 30, 2020 from $172,311 for the 9-month period ending September 30, 2020. The $172,311 decrease is primarily attributable to the resignation of George Jage as MjLink’s President in September 2019, which was not refilled, and reducing the need for consultants and professionals that were required to meet MjLink’s growth strategies at the onset of January 2019 and the closure of in person events for fiscal year 2020 due to COVID 19.

During the 9-month periods ending September 30, 2020 and 2019, we recognized zero non-cash stock-based compensation expense for employees, consultants, and professionals.

Sales and marketing expense decreased by $49,528 or 86.0% to $8,144 for the 9-month period ending September 30, 2020 from $57,672 for the 9-month period ending September 30, 2019. The $57,672 decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced MjLink to cancel any in-person events for the foreseeable future including in its first quarter 2020. At this time last year, we were investing and ramping-up its efforts for in-person events.

General and administrative expense decreased by $23,761, or 64% to $13,255 for the 9-month period ending September 30, 2020 from $37,016 for the 9-month period ending September 30, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future. In addition, unrelated to COVID 19 the decrease is also due to a reduced need for additional headcount, streamlining headcount, and being able to maximize productivity with fewer hires as compared to our hiring plans in the first and second quarter 2019.

Other expense

During the three months ended September 30, 2020, we incurred $14,550 of other income from refunds related to COVID 19. During the three months ended September 30, 2019 we had zero interest and other expenses or income.

Net Loss

Our net profit for the for the 9-month period ending September 30, 2020 was $5,882 compared to a net loss of $280,960 for the 9-month period ending September 30, 2019. The net profit is a direct result of recouping some of our initial costs to set up events in the first quarter 2020 due to suspending all in-person MjLink revenue generating activities from the unprecedented and mandatory COVID-19 shutdown

SEGMENTED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED SEPTEMBER 30, 2020

(unaudited)

	Consolidated	Social Life Network	MjLink.com
Revenue	210,938	$187,500	$23,438
Cost of Sales	(6,923)	2,662	(9,585)
Gross Margin	217,861	184,838	33,023
Operating Expenses	496,970	469,830	27,140
Loss from Operations	(279,109)	(284,991)	5,882
Other Income (Expenses)	(73,081)	(73,081)	-
Net Gain (Loss)	$(352,190)	$(358,072)	$5,882

SEGMENTED BALANCE SHEETS

FOR THE YEAR ENDED SEPTEMBER 30, 2020

(unaudited)

	Consolidated	Social Life Network	MjLink.com
Cash	$-	$(500)	$500
Accounts receivable	411,000	368,000	43,000
Other current assets	466	-	466
Total Asset	$411,466	$367,500	$43,966
Accounts payable	165,558	165,558	-
Other current liabilities	53,378	53,378	-
Deferred revenue	5,958	4,500	1,458
Convertible Debt	370,986	370,986	-
PPP Loan	163,111	163,111	-
Intercompany obligations	-	(364,689)	364,689
Equity	(347,525)	(25,344)	(322,181)
Total Liabilities & Equity	$411,466	$367,500	$43,966

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the 9-month period ending September 30, 2020, net cash outflows used in operating activities was $422,530 compared to net outflows of $1,899,751 for the 9-month period ending September 30, 2019. The decrease in cash in operating activities is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows and travel for the foreseeable future.

Cash Flows from Financing Activities

For the 9-month period ending September 30, 2020, net cash flows used in financing activities was 410,973 compared to $1,721,738 for the 9-month period ended September 30, 2019. The decrease in cash in financing activities is primarily attributable to the mandatory COVID-19 shutdown, unprecedented uncertainty in the financial markets, record unemployment figures, and a near halt in business activities for the foreseeable future created a dramatic pullback in risk appetite by current and potentially new investors. The $410,973 in financing activity is from conversion of convertible debt to common stock below par value.

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

For the 9-month period ending September 30, 2020, several lenders converted their debt into 3,315,406,657 common shares at an average of $0.0007 for a value of $388,927.

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

SOCIAL LIFE NETWORK, INC.

Date: November 16, 2020	By:	/s/ Ken Tapp
Ken Tapp
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Ken Tapp
Ken Tapp
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

