Form 10-K
period 2020-12-31
Social Life Network, Inc.
filed 2021-03-31
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No: 333-222709

Social Life Network, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-0495298
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3465 S Gaylord Ct. Suite A509 Englewood, Colorado 80113 (Address of principal executive office, including zip code)

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

The Company has 7,435,854,032 common stock shares outstanding as of March 30, 2021.

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

Forward-looking statements in this annual report include express or implied statements concerning our future revenues, expenditures, capital and funding requirements; the adequacy of our current cash; and working capital to fund present and planned operations and financing needs; and future economic and other conditions. These statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements due to a number of factors including, but not limited to, those set forth below in the section entitled “Risk Factors” in this annual report, which you should carefully read. Given those risks, uncertainties and other factors, many of which are beyond our control, you should not place undue reliance on these forward-looking statements. You should be prepared to accept any and all of the risks associated with purchasing our securities, including the possible loss of your entire investment.

Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to “common shares” or “common stock shares” refer to restricted common stock shares.

As used in this annual report on Form 10-K, the terms “we”, “us” “our” refer to Social Life Network, Inc., a Nevada corporation.

Until August 6, 2020, MjLink.com, Inc., a Delaware corporation, operated as our cannabis division, but now operates as a separate entity with its own independent operations. Unless otherwise specified. MjLink.com Inc. is referred to herein as “MjLink”.

Corporate Overview – Formation, Corporate Changes, Material Merger

Organization

Social Life Network, Inc. (referred to herein as “we” or “our” or “us”) is a Technology Business Incubator (TBI) that provides tech start-ups with seed technology development and executive leadership, making it easier for start-up founders to focus on raising capital, perfecting their business model, and growing their network usership. Our seed technology is an artificial intelligence (AI) powered social network and Ecommerce platform that leverages blockchain technology to increase speed, security and accuracy on the niche social networks that we license to the companies in our TBI.

Corporate Changes

On August 30, 1985, we were incorporated as a private corporation, CJ Industries, Inc., in California. . On February 24, 2004, we merged with Calvert Corporation, a Nevada Corporation, changing our name to Sew Cal Logo, Inc., moved our domicile to Nevada, at which time our common stock became traded under the ticker symbol SEWC.

In June 2014, Sew Cal Logo, Inc. was placed into receivership in Nevada’s 8th Judicial District (White Tiger Partners, LLC et al v. Sew Cal Logo, Inc.et al, Case No A-14-697251-C) (Dept. No.: XIII) (the “Receivership”).

On January 29, 2016, we, as the seller (the “Seller”), completed a business combination/merger agreement (the “Agreement”) with the buyer, Life Marketing, Inc., a Colorado corporation (the “Buyer”), its subsidiaries and holdings and all of the Buyer’s securities holders. We acted through the court-appointed receiver and White Tiger Partners, LLC, our judgment creditor. The Agreement provided that the then current owners of the private company, Life Marketing, Inc., become the majority shareholders pursuant to which an aggregate of 119,473,334 common stock shares were issued to our officers, composed of 59,736,667 shares each to our Chief Executive Officer, Kenneth Tapp, and Andrew Rodosevich, our then-Chief Financial Officer. Pursuant to the terms of the Agreement and related corporate actions in our domicile, Nevada:

●	We cancelled all previously created preferred class of stock;

●	We delivered newly issued, common stock shares equivalent to approximately 89.5% of its outstanding shares as a control block in exchange for 100% of the Buyer’s outstanding shares;

●	The court appointed receiver sold its judgment to the Buyer and the Seller agreed to pay the receiver $30,000 and the equivalent of 9.99% of the outstanding stock (post-merger) of the newly issued unregistered exempt shares;

●	Our then officers and directors were terminated, and Kenneth Tapp and Andrew Rodosevich became the Company’s Chief Executive Officer/Director and Chief Financial Officer/Director, respectively;

●	We effected a 5,000 to 1 reverse stock split effective April 11, 2016, with each shareholder retaining a minimum of 100 shares;

●	We changed our name from Sew Cal Logo, Inc. to WeedLife, Inc, and then to Social Life Network, Inc. effective in Nevada on April 11, 2016;

●	We changed our stock symbol from SEWC to WDLF;

●	We decreased our authorized common stock shares from 2,000,000,000 shares to 500,000,000 shares, effective in Nevada on March 17, 2016.

On June 6, 2016, the Court issued an order in the Receivership pursuant to Section 3(a) (10) of the Securities Act of 1933, as amended , ratifying the above actions. The receiver was discharged on June 7, 2016.

On September 20, 2018, we incorporated MjLink.com, Inc. (“MjLink”), a Delaware Corporation. On February 1, 2020, MjLink.com, Inc. filed its Form 1-A Offering Document for a Regulation A Tier 2 initial public offering, which the SEC qualified on September 28, 2020. As of September 28th, 2020 and March 29, 2020, the Company owned 15.17% of MjLink’s outstanding Class A common stock shares. We will own 2.26% of MjLink’s outstanding Class A common stock if MjLink raises the full $50,000,000 Regulation Offering Amount.

On March 4, 2020, our Board increased our number of authorized shares of Common Stock from 500,000,000 to 2,500,000,000 Common Stock Shares pursuant to an amendment to our Articles of Incorporation with the state of Nevada, and submitted to Nevada our Certificate of Designation of Preferences, Rights and Limitations of the Class B Common Stock, providing that each Class B Common Stock Share shall have one-hundred (100) votes on all matters presented to be voted by the holders of Common Stock. The Class B Common Stock Shares only have voting power and have no equity, cash value, or any other value.

Effective March 4, 2020, our Board of Directors (the “Board”) authorized the issuance of twenty five million (25,000,000) Class B Common Stock Shares to Ken Tapp, our Chief Executive Officer, in return for his services as our Chief Executive Officer from February 1, 2016 to February 29, 2020, which shares are equal to two billion five hundred million (2,500,000,000) votes and have no equity, cash value or any other value.

Effective March 28, 2021, our board of directors authorized the issuance of fifty million (50,000,000) Class B Common Stock Shares to Ken Tapp, our Chief Executive Officer, in return for his services as our Chief Executive Officer from March 1, 2020 to February 28, 2021, which shares are equal to five billion (5,000,000,000) votes and have no equity, cash value or any other value. As of the date of this filing, our Chief Executive Officer controls approximately 95% of shareholder votes via his issuance of 75,000,000 Class B Shares and consequently control over 7,500,000,000 votes.

On May 8, 2020, we filed Amended and Restated Articles of Incorporation (“Amended Articles”) in Nevada to increase our authorized shares from 2,500,000,000 to 10,000,000,000 Shares and our Preferred Shares from (100,000,000) to 300,000,000 Shares. Additionally, the Amended Articles authorized us from May 8, 2020 and continuing until March 31, 2021, as determined by our Board in its sole discretion, to effect a Reverse Stock Split of not less than 1 share for every 5,000 shares and no more than 1 share for every 25,000 shares (the “Reverse Stock Split”)..

On December 11th, 2020, we filed a Form 8-K stating that we would not be executing the Reverse Stock Split.

Since its incorporation in September 2018, MjLink functionally operated as our cannabis and hemp division that we funded operations for; however, as effective as of August 6, 2020, MjLink operated independently of us and we no longer funded MjLink. As of December 31, 2020 and thereafter, we have owned 800,000 Class A common stock shares of MjLink.

Our Business

We are a Technology Business Incubator (TBI) that, through individual licensing agreements, provides tech start-ups with seed technology development, legal and executive leadership, makes it easier for start-up founders to focus on raising capital, perfecting their business model, and growing their network usership. Our seed technology is an artificial intelligence (“AI”) powered social network and Ecommerce platform that leverages blockchain technology to increase speed, security and accuracy on the niche social networks that we license to the companies in our TBI.

From 2015 through the first half of 2021, we have added nine additional niche social networking tech start-ups to our TBI that target consumers and business professionals in the Residential Real Estate industry, Space industry, Hunting, Fishing, Camping and RV’ing industry, Racket Sports, Soccer, Golf, Cycling, and Motor Sports industries.

Each of our TBI licensees’ goal is to grow their network usership to a size enabling sale to an acquiring niche industry company, or taking the TBI licensee public or helping them sell through a merger or acquisition.

Using our state-of-art AI and Blockchain technologies, our licensees’ social networking platforms learn from the changing online social behavior of users to better connect the business professionals and consumers together. We also utilize AI in the development and updating of our code, in order to identify and debug our platform faster, and be more cost effective.

Revenue Generation

We generate our revenues through our TBI licensees by charging a 5% fee on their profits, and a 15% stake in the TBI licensees companies if they reach the liquidity event of going public or selling their business.

On September 22, 2020, the Regulation A Tier II Offering of one of our licensees, MjLink, was qualified by the SEC. As of March 2021, two of our licensees, LikeRE.com, Inc. and HuntPost.com, Inc., have begun preparing for their own Regulation A Tier 2 filing with the SEC for their Initial Public Offerings.

Operations

We currently operate and support the ongoing technology development and maintenance of our online social network platforms in ten niche industries, for end-users from more than 120 countries worldwide. Our niche industry executives, advisors, and our board members support each of our TBI licensees. The goal of our operations team is to increase the potential of each tech start-up licensee in our incubator, and to achieve for our licensees an initial public offering or sale through a merger or acquisition. If we are successful in our operational goals, we stand to potentially increase our cash-on-hand as well as the value of the stock that we hold in each TBI licensee as they grow in their own revenue generation and when/if they can reach a liquidity event such as an IPO or Merger-Acquisition.

Target Markets

We have targeted the following industries that fit well with our management experience and software capability:

●	Cannabis and Hemp

●	Travel

●	Outdoorsman Sports

●	Racket Sports

●	Cycling

●	Golf

●	Motor Sports

●	Soccer

●	Financial

●	Residential Real Estate

We will continue to target niche industries in our technology business incubator based on sub-culture behavior that demands the need for secure, private social networking and ecommerce solutions through the use of our Artificial Intelligence and Blockchain powered technology platform.

Intellectual Property

Our technology platform and associated applications, features and functionality are comprised of proprietary software, code and know-how that are of key importance to our business plan as a TBI.

Better Practices

We spend a great amount of man hours each year, developing better business practices as a technology business incubator, in our effort to increase the probability of our TBI licensees succeeding.

Sources and Availability of Products and Names of Principal Suppliers

We currently rely on certain key suppliers and vendors in the support and maintenance of our business plan. Management believes it has mitigated the associated risks of these single-source vendor relationships by ensuring that we have access to additional qualified vendors and suppliers to provide like or complementary services.

Dependence on One or a Few Major TBI Licensees

We are not dependent upon one or a few major TBI program licensees and we do not expect to have any significant attrition of TBI licensees.

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

Raw Materials

We do not use raw materials in our business.

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

In their report dated March 31, 2021, our independent registered public accounting firm, B F Borgers CPA PC, stated that our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $31,766,214 at December 31, 2020, had a net loss of $202,720 and used net cash of $422,337 in operating activities for the 12 months ended December 31, 2020. Further, we had an accumulated deficit of $31,766,214 at December 31, 2020, had a net loss of $202,720 and gained net cash deficit of $422,337 in operating activities for the twelve months ended December 31, 2020. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. Although we may be successful in obtaining financing and/or generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such funding will be achieved at a sufficient level or that we will succeed in our future operations.

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

We may receive complaints or claims from threatened legal action or lawsuits from dissatisfied customers regarding the quality of media content distributed through our brand, networking events, promotions, and MjLink. These claims may not be covered by our insurance policies. Any resulting negative publicity and/or litigation could be costly for us, divert management attention, result in increased costs of doing business, or otherwise have a material adverse effect on our business and results of operations.

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

We estimate that it will cost approximately $200,000 annually to maintain the proper management and financial controls for our filings required as a public reporting company, funds that would otherwise be spent for our business operations. Our public reporting costs may increase over time, which will increase our expenses and may decrease our potential profitability.

We have generated a majority of our revenue in 2020 and 2019 from licensing, event, and digital marketing revenues, respectively; the loss of the majority of our revenues in future periods will negatively affect our results of operations

.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this report, our executive officers and directors and their respective affiliates beneficially own approximately 95% of our outstanding voting stock, including our Chief Executive Officer who owns 95% of our voting securities. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We expect to incur additional costs associated with operating as a public company and to require substantial additional funding to continue to pursue our business and continue with our expansion plans. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we expect that we will need to obtain substantial additional funding in order to continue our operations. To date, we have financed our operations entirely through equity investments by founders and other investors and the incurrence of debt, and we expect to continue to do so in the foreseeable future. Additional funding from those or other sources may not be available when or in the amounts needed, on acceptable terms, or at all. If we raise capital through the sale of equity, or securities convertible into equity, it will result in dilution to our existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of additional indebtedness, we will likely become subject to further covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support development of new programs and marketing to current and potential new clients. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate development of new programs or future marketing efforts. Any of these events could significantly harm our business, financial condition and prospects.

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

The outbreak of the COVID-19 may adversely affect our customers or subscribers and have an adverse effect on our results of operations.

Further, the risks described above could also adversely affect our potential licensee’s financial condition, resulting in reduced spending by our licensee to pay us our license fees. Risks related to an epidemic, pandemic, or other health crisis, such as COVID-19, could negatively impact the results of operations of one or more of our l licensees or potential licensee operations. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our licensees and our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic, or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition, and results of operations.

Certain historical data regarding our business, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance

The information included in this Annual report on Form 10-K and our other reports filed with the SEC includes information regarding our business, results of operations, financial condition and liquidity as of dates and for periods before and during the impact of the COVID-19 pandemic and related containment measures (including quarantines and governmental orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders). Therefore, certain historical information therefore does not reflect the adverse impacts of the COVID-19 pandemic and the related containment measures. Accordingly, investors are cautioned not to unduly rely on such historical information regarding our business, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of the COVID-19 pandemic and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, or our business.

During 2020, we experienced material decreases in our revenues due to Covid-19

During 2020, we experienced material decreases in our revenues and results of operations due to Covid-19 when comparing our 2019 results to our 2020 financial results. Should this downward Covid-19 related trend continue, our revenues and results of operations will continue to be materially and negatively impacted.

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

We have authorized 300,000,000 Preferred Shares and 400,000,000 Class B Common Shares that may result in our officers having the ability to influence stockholder decisions.

The board of directors has the power to establish the dividend rates, liquidation preferences, and voting rights of any series of preferred stock, and these rights may be superior to the rights of holders of the Shares. The board of directors may also establish redemption and conversion terms and privileges with respect to any shares of preferred stock; as such, if we establish such terms and privileges to our preferred shares and we sell or issue preferred shares in future transactions to new investors such investors in subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock. Any such preferences may operate to the detriment of the rights of the holders of the Shares, and further, could be used by the board of directors as a device to prevent a change in control of the Registrant, include additional voting power to our officers giving them control over a majority of our outstanding voting power, enabling them to control future stock-based acquisition transactions, to fund employee equity incentive programs, and give them the ability to elect certain directors and to determine the outcome of all matters submitted to a vote of our stockholders. This concentrated control eliminates other stockholders’ ability to influence corporate matters

We expect to seek additional financing in order to provide working capital to our business. Our board of directors has the power to issue any or all of such authorized but unissued shares at any price they consider sufficient, without stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities will be in the over-the-counter market, which is commonly referred to as the OTC Markets as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

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

ITEM 2. PROPERTIES

Our executive and administrative office is located at 3465 Gaylord Court, Suite A509, Englewood, Colorado 80113 and is adequate for our purposes.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. We are not a party to any legal proceedings.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is not traded on any exchange but is currently available for trading in the over-the-counter market and is quoted on the OTC Markets under the symbol “WDLF” Trading in stocks quoted on these markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

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

Quarter Ended	High Bid	Low Bid
December 31, 2020	$0.0071	$0.0001
September 30, 2020	$0.0002	$0.0001
June 30, 2020	$0.0003	$0.0001
March 31, 2020	$0.0275	$0.0002
December 31, 2019	$0.1199	$0.0150
September 30, 2019	$0.1390	$0.0731
June 30, 2019	$0.1900	$0.1000
March 31, 2019	$0.1952	$0.0810

On March 30, 2021, the closing price of our common stock as reported by the OTC Markets Group was $0.0198 per share.

Transfer Agent

Our transfer agent is Pacific Stock Transfer Company, located at 6725 Via Austin Parkway #300, Las Vegas, NV 89119. Their telephone number is (702) 361-3033 and their fax number is (702) 433-1979.

Holders of Common Stock

As of March 31, 2021, there were 163 holders of record of our common stock and 7,435,854,032 shares of our common stock issued and outstanding.

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

Overview

We are a Nevada corporation formed on August 30, 1985. Our headquarters are in Englewood, Colorado. We have been engaged in our current business model since June of 2016, as a result of our having been discharged from a receivership and acquiring Life Marketing, Inc., which was in a different industry as our previous business.

We have experienced recurring losses and negative cash flows from operations since inception, including in our current business model. We anticipate that our expenses will increase as we ramp up our expansion, which likely will lead to additional losses, until such time that we approach profitability, or which there are no assurances. We have relied on equity and debt financing to fund operations to-date. There can be no guarantee that we will ever become profitable, or that adequate additional financing will be realized in the future or otherwise may be available to us on acceptable terms, or at all. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our expansion efforts. We will need to generate significant revenues to achieve profitability, of which there are no assurances.

Trends and Uncertainties

Our business is subject to the trends and uncertainties associated with expansion of of niche industry social networks and ecommerce solutions are increasing in popularity and availability. At some point, industry saturation of technology solutions that we provide to, and support for TBI participant tech startup companies will make it more difficult for our business model to expand. This will force our company to innovate new technology solutions, which will undoubtedly cost more money to fund.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $31,766,214 at December 31, 2020, had a net loss of $202,720 and used net cash of $422,337 in operating activities for the twelve months ended December 31, 2020. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand. While we believe that we will be successful generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that we will succeed in our future operations.

We will attempt to overcome the going concern opinion by increasing our revenues, as follows:

●	By increasing our TBI licensing to additional tech company startups;

The foregoing goals will increase expenses and lead to possible net losses. There is no assurance that we will ever be profitable. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. There is no assurance we will be successful in any of these goals.

COMPARATIVE RESULTS FOR FISCAL YEARS

Consolidated Performance - Results of Operations Years Ended December 31, 2020 and 2019

SOCIAL LIFE NETWORK, INC

Consolidated

(audited)

	For the Three Months Ended December 31,			For the Twelve Months Ended December 31,
	2020	2019	$ Change	2020	2019	$ Change
Revenues:
Digital subscription revenue	$1,510	$7,396	(5,886)	$24,948	$7,604	17,344
Licensing Revenue – related party	62,500	225,000	(162,500)	250,000	250,000	-
Advertising revenue	-	(2,096)	2,096	-	404	(404)
Event revenue	-	35,495	35,495	-	111,480	(111,480)
Digital marketing revenue	-	39,800	(39,800)	-	113,000	(113,000)
Total revenue	64,010	305,595	(256,585)	274,948	482,488	(207,540)
Costs of goods sold	116	46,332	(46,216)	-	231,081	(231,081)
Gross margin	63,894	259,263	(210,368)	274,948	251,407	23,540

Operating Expenses:
Compensation expense	11,183	149,714	(138,531)	134,511	671,852	(537,341)
Non-cash stock expense	-	220,500	(220,500)	-	2,087,083	(2,087,083)
Sales and marketing	1,377	(5,727)	7,104	10,703	110,552	(99,849)
General and administrative	33,784	55,181	(21,396)	391,293	726,225	(334,932)
Total operating expenses	46,344	419,688	(373,323)	536,507	3,595,712	(3,059,205)

Income (Loss) from operations	17,550	(160,405)	177,955	(261,559)	(3,344,304)	3,082,745

Other Expenses:
Interest (expense) income	(17,789)	30,624	48,413	(101,673)	(421,627)	523,300
Other non-operating (expenses) income	149,708	(50,117)	199,825	160,512	(92,017)	68,495
Total other expenses	131,919	(19,493)	(151,412)	58,839	(513,644)	(572,483)

Net Income (Loss)	$149,469	$(179,898)	329,367	$(202,720)	$(3,857,948)	3,655,228

Consolidated Performance - Results of Operations for the 3-month periods ended December 31, 2020 and 2019

Revenues

For the 3-month period ending December 31, 2020, we recognized revenue from licensing of $62,500 compared to $225,000 of revenue for the 3-month period ending December 31, 2019. The $162,500 decrease is due to a renewed licensing deal with two of our licensees that provides for a minimum guarantee annual payment of $125,000 from each of our licensees through 2020 rather than relying on transactional usage of our platform in first quarter 2019.

For the 3-month period ending December 31, 2020, we recognized $1,510 digital subscription revenue as compared to $7,396 for the 3-month period ending December 31, 2019. The $5,886 decrease in revenue is primarily attributable to recognizing digital subscription service of MjLink over twelve months of service.

For the 3-month period ending December 31, 2020, we recognized zero event revenue as compared to $35,495 for the 3-month period ending December 31, 2019. The $35,495 decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors, and related travel for the foreseeable future. We also wrote off $15,000 of unpaid fees due form attendance to our MjLink event in fiscal year 2019 as bad debt expense.

For the 3-month period ending December 31, 2020, we recognized zero digital marketing revenue as compared to $39,800 for the 3-month period ending December 31, 2019. The $39,800 decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future and as a result there were no marketing campaigns to promote attendees at our events.

For the 3-month period ending December 31, 2020, we recognized zero advertising revenue as compared to loss of $2,096 for the 3-month period ending December 31, 2019. The difference is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future and as a result there were no marketing campaigns to promote attendees at our events.

Cost of Revenue

Cost of revenue was a $116 for the 3-month period ending December 31, 2020 compared to $46,332 the 3-month period ending December 31, 2019, representing a decrease of $46,216 or 100%. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future, plus the recoupment of some of our initial costs to set up events in the first quarter 2020 plus refunds from prepaid costs.

Operating Expenses

Cash-paid compensation expense decreased by $138,531 or 93% to $11,183 for the 3-month period ending December 31, 2020 from $149,714 for the 3-month period ending December 31, 2020. The decrease is primarily attributable to reducing the need for consultants and professionals that were required to meet MjLink’s growth strategies at the onset of January 2019.

During the 3-month period ending December 31, 2020, we recognized zero of non-cash stock-based compensation expense for employees, consultants, and professionals compared to $220,500 for the 3-month period ending December 31, 2019. The decrease is primarily due to a reduced need for additional headcount, streamlining headcount, and being able to maximize productivity with fewer hires as compared to our hiring plans in 2019.

During the 3-month periods ending December 31, 2020 and 2019, we recognized zero of non-cash stock-based compensation expense for warrants for the respective quarters.

Sales and marketing expense decreased $7,104 or 124% to negative $1,377 for the 3-month period ending December 31, 2020 from negative $5,727 for the 3-month period ending December 31, 2019. The increase is primarily attributable to the mandatory COVID-19 shutdown, which forced MjLink to cancel any in-person events for the foreseeable future including in its first quarter 2020 as opposed to our investing/ramping-up efforts in 2019 plus refunds of prepaid expenses.

General and administrative expense decreased by $21,396, or 38% to $33,784 for the 3-month period ending December 31, 2020 from $55,181 for the 3-month period ending December 31, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future. In addition, unrelated to COVID 19, the decrease is also due to a reduced need for additional headcount, streamlining headcount, and being able to maximize productivity with fewer hires as compared to our hiring plans in 2019 bringing the Company to a expense level to the level before the MjLink event business was contemplated. We also wrote off $15,000 of unpaid fees due from attendance to our MjLink event in fiscal year 2019 as bad debt expense.

Other expense

During the three months ended December 31, 2020, we incurred $131,920 of other income from gain on conversion of convertible debt of $149,709 associated with converting our debt into common shares to our debt holders, which offset the interest charges of $17,789 from our convertible debt outstanding. During the three months ended December 31, 2019 we had zero other expenses or income.

Net Loss

Our net income for the for the 3-month period ending December 31, 2020 was $149,469 compared to a net loss of $179,898 for the 3-month period ending December 31, 2019. The decrease in net loss to profitability is a direct result of lack of issuance of non-cash stock-based compensation expenses to our personnel, decrease in operating expenses, gain from convertible debt conversions, and reduction in revenue due to the unprecedented and mandatory COVID-19 shutdown.

Consolidated Performance - Results of Operations for the 12-month periods ended December 31, 2020 and 2019

Revenues

For the 12-month period ending December 31, 2020, we recognized revenue from licensing of $250,000 compared to $250,000 of revenue for the 12-month period ending December 31, 2019. The flat revenue is due to a renewed licensing deal with two of our licensees that provides for a minimum guarantee annual payment of $125,000 from each of our two licensees rather than relying on transactional usage of our platform in first quarter 2019.

For the 12-month period ending December 31, 2020, we recognized $24,948 digital subscription revenue as compared to $7,604 for the 12-month period ending December 31, 2019. The increase in revenue is primarily attributable to recognizing digital subscription service of MjLink over twelve months of service.

For the 12-month period ending December 31, 2020, we recognized zero advertising revenue as compared to $404 for the 12-month period ending December 31, 2019. The decrease in revenue is primarily attributable to eliminating our sales and marketing staff during the latter part of fiscal year 2019.

For the 12-month period ending December 31, 2020, we recognized zero event revenue as compared to $111,480 for the 12-month period ending December 31, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future. The company also wrote off $15,000 of unpaid fees due form attendance to our MjLink event in fiscal year 2019 as a bad debt expense.

For the 12-month period ending December 31, 2020, we recognized zero digital marketing revenue as compared to $113,000 for the 12-month period ending December 31, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future and as a result there were no marketing campaigns to promote attendees at our events.

Cost of Revenue

Cost of revenue was zero for the 12-month period ending December 31, 2020 compared to $231,081 the 12-month period ending December 31, 2019, representing a decrease of $231,081 or 100%. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future, plus the recoupment of some of our initial costs to set up events in the first quarter 2020 plus refunds from prepaid costs.

Operating Expenses

Cash-paid compensation expense decreased by $537,340 or 80% to $134,511 for the 12-month period ending December 31, 2020 from $671,851 for the 12-month period ending December 31, 2019. The decrease is primarily attributable to the resignation of George Jage as MjLink’s President in September 2019, which was not refilled, and reducing the need for consultants and professionals that were required to meet MjLink’s growth strategies in 2019.

During the 12-month period ending December 31, 2020, we recognized zero of non-cash stock-based compensation expense for employees, consultants, and professionals compared to $2,087,083 for the 12-month period ending December 31, 2019. The decrease is primarily due to a reduced need for additional headcount, streamlining headcount, and being able to maximize productivity with fewer hires as compared to our hiring plans in 2019.

During the 912month periods ending December 31, 2020 and 2019, we recognized zero of non-cash stock-based compensation expense for warrants for the respective quarters.

Sales and marketing expense decreased $99,849 or 90% to $10,703 for the 12-month period ending December 31, 2020 from $110,552 for the 12-month period ending December 31, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced MjLink to cancel any in-person events for the foreseeable future including in its first quarter 2020 as opposed to our investing/ramping-up efforts in the first quarter of 2019.

General and administrative expense decreased by $334,932 or 46% to $391,293 for the 12-month period ending December 31, 2020 from $726,225 for the 12-month period ending December 31, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future. In addition, unrelated to COVID 19, the decrease is also due to a reduced need for additional headcount, streamlining headcount, and being able to maximize productivity with fewer hires as compared to our hiring plans in 2019 bringing the Company to an expense spending to the level before the MjLink event business was contemplated. We also wrote off $15,000 of unpaid fees due from attendance to our MjLink event in fiscal year 2019 as bad debt expense.

Other expense

During the 12-months ended December 31, 2020, we incurred $58,840 of other income predominantly due to interest charges of $101,673 from our convertible debt outstanding which was offset by gain associated with converting $154,112 our debt into common shares to our debt holders.

Net Loss

Our net loss for the for the 12-month period ending December 31, 2020 was $202,720 compared to a net loss of $3,857,948 for the 12-month period ending December 31, 2019. The decrease in net loss a direct result of lack of issuance of non-cash stock-based compensation expenses to our personnel and a decrease in operating expenses due to the unprecedented and mandatory COVID-19 shutdown.

Segment Performance - Results of Operations Years Ended December 31, 2020 and 2019

MJLINK.COM INC

(audited)

	For the Three Months Ended December 31,			For the Twelve Months Ended December 31,
	2020	2019	$ Change	2020	2019	$ Change
Revenues:
Digital subscription revenue	$1,510	$7,396	(5,886)	$24,948	$7,604	17,344
Advertising revenue	-	-	-	-	2,500	(2,500)
Event revenue	-	35,495	(35,495)	-	111,480	(111,480)
Digital marketing revenue	-	39,800	(39,800)	-	113,000	(113,000)
Total revenue	1,510	82,691	(81,181)	24,948	234,584	(209,636)
Costs of goods sold	-	63,789	(63,789)	-	244,192	(244,192)
Gross margin	1,510	18,902	17,391	24,948	(9,608)	44,141

Operating Expenses:
Compensation expense	466	46,344	(45,878)	6,206	218,655	(212,449)
Non-cash stock expense	-	-	-	-	-	-
Sales and marketing	-	(6,520)	6,520	8,144	51,152	(43,008)
General and administrative	15,000	26,182	(11,182)	18,670	63,198	(44,528)
Total operating expenses	15,466	66,006	50,540	33,021	333,006	(299,985)

Income (Loss) from operations	(13,956)	(47,103)	33,148	(8,073)	(342,613)	334,540

Other Expenses:
Interest expense	-	-	-	-	-	-
Other non-operating expenses	-	15	(15)	-	(14,535)	14,535
Total other expenses	-	15	(15)	-	(14,535)	14,535

Net Income (Loss)	$(13,955)	$(47,118)	33,163	$(8,073)	$(328,078)	320,005

Segmented Performance - Results of Operations for the 3-month periods ended December 31, 2020 and 2019

Revenues

For the 3-month period ending December 31, 2020, we recognized $1,510 digital subscription revenue as compared to $7,396 for the 3-month period ending December 31, 2019. The decrease in revenue is primarily attributable to recognizing digital subscription service of MjLink over twelve months of service.

For the 3-month period ending December 31, 2020, we recognized zero event revenue as compared to $35,495 for the 3-month period ending December 31, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future. The company also wrote off $15,000 of unpaid fees due form attendance to our MjLink event in fiscal year 2019 as a bad debt expense.

For the 3-month period ending December 31, 2020, we recognized zero digital marketing revenue as compared to $39,800 for the 3-month period ending December 31, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future and as a result there were no marketing campaigns to promote attendees at our events.

For the 3-month period ending December 31, 2020 and 2019, we recognized zero advertising revenue.

Cost of Revenue

Cost of revenue was zero for the 3-month period ending December 31, 2020 compared to $63,789 for the 3-month period ending December 31, 2019, representing a decrease of $63,789 or 100%. The decrease is to maintain the MjLink site and overall drop in cost is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future.

Operating Expenses

Cash-paid compensation expense decreased by $45,878 or 99% to $466 for the 3-month period ending December 31, 2020 from $46,344 for the 3-month period ending December 31, 2020. The decrease is primarily attributable to reducing the need for consultants and professionals that were required to meet MjLink’s growth strategies in 2019.

During the 3-month periods ending December 31, 2020 and 2019, we recognized zero non-cash stock-based compensation expense for employees, consultants, and professionals.

Sales and marketing expense decreased by $6,520 or 100% to zero for the 3-month period ending December 31, 2020 from $6,520 for the 3-month period ending December 31, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown which forced MjLink to cancel any in-person events for the foreseeable future including in its first quarter 2020. At this time last year, the Company was investing and ramping-up its efforts for in-person events for the fourth quarter after a pause in the third quarter.

General and administrative expense decreased by $11,182, or 42% to $15,000 for the 3-month period ending December 31, 2020 from $26,182 for the 3-month period ending December 31, 2019. The decrease is due to overall drop in cost is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future. In addition, unrelated to COVID 19 the decrease is also due to a reduced need for additional headcount, streamlining headcount, and being able to maximize productivity with fewer hires as compared to our hiring plans in 2019. We also wrote off $15,000 of unpaid fees due from attendance to our MjLink event in fiscal year 2019 as bad debt expense.

Other expense

During the three months ended December 31, 2020, we incurred zero other expenses or income related to COVID 19. During the three months ended December 31, 2019 we had $15 from startup expenses and zero interest.

Net Loss

Our net loss for the for the 3-month period ending December 31, 2020 was $13,955 compared to a net loss of $47,188 for the 3-month period ending December 31, 2019. The net loss is a direct result of recouping some of our initial costs to set up events in the first quarter 2020 due to suspending all in-person MjLink revenue generating activities from the unprecedented and mandatory COVID-19 shutdown and the need to maintain levels of activities to process the Regulation A+ filing and acceptance.

Segmented Performance - Results of Operations for the 12-month periods ended December 31, 2020 and 2019

Revenues

For the 12-month period ending December 31, 2020, we recognized $24,948 digital subscription revenue as compared to $7,604 for the 12-month period ending December 31, 2019. The increase in revenue is primarily attributable to recognizing digital subscription service of MjLink over twelve months of service.

For the 12-month period ending December 31, 2020, we recognized zero event revenue as compared to $111,480 for the 12-month period ending December 31, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future. The company also wrote off $15,000 of unpaid fees due form attendance to our MjLink event in fiscal year 2019 as a bad debt expense.

For the 12-month period ending December 31, 2020, we recognized zero digital marketing revenue as compared to $113,000 for the 12-month period ending December 31, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future and as a result there were no marketing campaigns to promote attendees at our events.

For the 12-month period ending December 31, 2020, we recognized zero advertising revenue as compared to $2,500 for the 12-month period ending December 31, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future and as a result there were no marketing campaigns to promote attendees at our events.

Cost of Revenue

Cost of revenue was a zero for the 12-month period ending December 31, 2020 compared to $244,192 the 12-month period ending December 31, 2019, representing a decrease of or 100.0%. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future, plus the recoupment of some of our initial costs to set up events in the first quarter 2020.

Operating Expenses

Cash-paid compensation expense decreased by $212,449 or 97% to $6,206 for the 12-month period ending December 31, 2020 from $218,655 for the 12-month period ending December 31, 2020. The decrease is primarily attributable to reducing the need for consultants and professionals that were required to meet MjLink’s growth strategies at the onset of January 2019 and the closure of in person events for fiscal year 2020 due to COVID 19.

During the 12-month periods ending December 31, 2020 and 2019, we recognized zero non-cash stock-based compensation expense for employees, consultants, and professionals.

Sales and marketing expense decreased by $43,008 or 84.0% to $8,144 for the 12-month period ending December 31, 2020 from $51,152 for the 12-month period ending December 31, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced MjLink to cancel any in-person events for the foreseeable future including in its first quarter 2020. At this time last year, we were investing and ramping-up its efforts for in-person events.

General and administrative expense decreased by $44,528, or 71% to $33,021 for the 12-month period ending December 31, 2020 from $63,198 for the 12-month period ending December 31, 2019. The decrease is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows, with investors and travel for the foreseeable future. In addition, unrelated to COVID 19 the decrease is also due to a reduced need for additional headcount, streamlining headcount, and being able to maximize productivity with fewer hires as compared to our hiring plans in the first and second quarter 2019. We also wrote off $15,000 of unpaid fees due from attendance to our MjLink event in fiscal year 2019 as bad debt expense.

Other expense

During the twelve months ended December 31, 2020, we incurred zero of other income or expense. During the twelve months ended December 31, 2019 we had $14,535 other income due to refunds related to COVID 19.

Net Loss

Our net loss for the for the 12-month period ending December 31, 2020 was $8,073 compared to a net loss of $328,078 for the 12-month period ending December 31, 2019. The drop in net loss is a direct result of suspending all in-person MjLink revenue generating activities from the unprecedented and mandatory COVID-19 shutdown

The following tables summarize the audited GAAP reportable segment for fiscal 2020:

SEGMENTED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2020

(audited)

	Consolidated	Social Life Network	MjLink.com
Revenue	$274,978	$250,000	$24,948
Cost of Sales	-	-
Gross Margin	274,978	250,000	24,948
Operating Expenses	536,507	503,486	33,021
Loss from Operations	(261,560)	(253,487)	(8,073)
Other Income/(Expenses)	58,840	58,840	-
Net loss	$(202,720)	$(194,647)	$(8,073)

SEGMENTED BALANCE SHEETS

FOR THE YEAR ENDED DECEMBER 31, 2020

(audited)

	Consolidated	Social Life Network	MjLink.com
Cash	$193	$(307)	$500
Accounts receivable	28,052	-	28,052
Accounts receivable – related party	368,000	368,000	-
Other current assets	-	-	-
Total Asset	$396,245	$367,693	$28,552
Accounts payable	200,123	200,123	-
Other current liabilities	102,720	102,720	-
PPP Loan	163,111	163,111
Convertible Debt	128,346	128,346	-
Intercompany obligations	-	(364,689)	364,689
Equity	(198,055)	138,081	(336,137)
Total Liabilities & Equity	$396,245	$367,693	$28,552

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

Net deferred tax assets consist of the following components as of December 31:

	2020	2019
Deferred Tax Assets:
NOL Carryover	$(452,600)	$(452,600)
Deferred tax liabilities:
Less valuation allowance	452,600	456,200
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to tax-effected income from continuing operations for the period ended December 31, due to the following:

	2020	2019
Book loss	$(988,800)	$(1,188,200)
Meals and entertainment	1,200	300
Warrant expense	75,000	930,300
Stock based compensation	460,000	288,600
Valuation allowance	452,600	(31,000)
	$-	$-

At December 31, 2019, the we had net operating loss carry forwards of approximately $0 that may be offset against future taxable income from the year 2020 to 2036. No tax benefit has been reported in the December 31, 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Liquidity and Capital Resources

The following is a summary of our cash flows from operating, investing and financing activities for the years ended December 31, 2020 and 2019.

SOCIAL LIFE NETWORK, INC

Consolidated

(audited)

	For the Year Ended
	December 31, 2020	December 31, 2019
Cash used in operating activities	$(422,337)	$(1,902,563)
Cash used in investing activities	-	-
Cash provided by financing activities	410,973	1,719,069
Increase in cash	$193	(183,494)

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the 12-month period ending December 31, 2020, net cash outflows used in operating activities was $422,377 compared to net outflows of $1,902,563 for the 12-month period ending December 31, 2019. The decrease in cash in operating activities is primarily attributable to the mandatory COVID-19 shutdown, which forced our personnel to cancel all in-person contact at tradeshows and travel for the foreseeable future.

Cash Flows from Investing Activities

None.

Cash Flows from Financing Activities

For the 12-month period ending December 31, 2020, net cash flows used in financing activities was $1,719,069 compared to $410,973 for the 12-month period ended December 31, 2019. The decrease in cash in financing activities is primarily attributable to the mandatory COVID-19 shutdown, unprecedented uncertainty in the financial markets, record unemployment figures, and a near halt in business activities for the foreseeable future created a dramatic pullback in risk appetite by current and potentially new investors.

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

MJLINK.COM INC

(audited)

	For the Year Ended
	December 31, 2020	December 31, 2019
Cash used in operating activities	$(5,000)	$5,500
Cash used in investing activities	-	-
Cash provided by financing activities	-	-
Increase in cash	$(5,000)	5,500

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the 12-month period ending December 31, 2020, net cash flows used in operating activities was 5,000 compared to $5,500 for the 12-month period ending December 31, 2019. The decrease in cash in financing activities is primarily attributable to the mandatory COVID-19 shutdown, unprecedented uncertainty in the financial markets, record unemployment figures, and a near halt in business activities for the foreseeable future created a dramatic pullback in risk appetite by current and potentially new investors.

Cash Flows from Investing Activities

None.

Cash Flows from Financing Activities

For the 12-month period ending December 31, 2020 and 2019, net cash flows used in financing activities was zero.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended December 31, 2020 or 2019.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of December 31, 2020 and 2019.

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

As of December 31, 2020 and 2019, the Company had 9,603,721,664 and 2,179,256,699 potentially dilutive shares; however, the diluted loss per share is the same as the basic loss per share for the years ended December 31, 2020 and 2019, as the inclusion of any potential shares would have had an antidilutive effect due to our loss from operations.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and has since issued amendments thereto, related to the accounting for leases (collectively referred to as “ASC 842”). ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company will adopt ASC 842 on January 1, 2021. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Entities have the option to continue to apply historical accounting under Topic 840, including its disclosure requirements, in comparative periods presented in the year of adoption. An entity that elects this option will recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption instead of the earliest period presented. The Company expects to elect to apply the optional ASC 842 transition provisions beginning on January 1, 2021. Accordingly, the Company will continue to apply Topic 840 prior to January 1, 2021, including Topic 840 disclosure requirements, in the comparative periods presented. The Company expects to elect the package of practical expedients for all its leases that commenced before January 1, 2021. The Company has evaluated its real estate lease, its copier leases and its generator rental agreements. The Company expects that the adoption of ASC 842 will materially impact its balance sheet and have an immaterial impact on its results of operations. Based on the Company’s current agreements, the Company expects that upon the adoption of ASC 842 on January 1, 2021, it will record an operating lease liability of approximately $33,000 and corresponding ROU assets based on the present value of the remaining minimum rental payments associated with the Company’s leases. As the Company’s leases do not provide an implicit rate, nor is one readily available, the Company will use its incremental borrowing rate based on information available at January 1, 2021 to determine the present value of its future minimum rental payments.

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016- from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company adopted this process in 2020.

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

Stock Warrants

During the twelve months ended December 31, 2020 and the years ended December 31, 2019, 2018, we granted zero, 1,594,853, and zero warrants, respectively, to our advisors and employees, totaling 17,894,873 warrants (the “17,894,873 Warrants”). Each warrant entitles the holder to one Social Life Network common stock share at an exercise price ranging from five to twenty cents, with a weighted average price of seven cents. The term of our warrants have a range from 3 to 5 years from the initial exercise date. The warrants will be expensed as they become exercisable beginning January 1, 2018 through April 11, 2024. During the three months ended September 30, 2019, 300,000 additional warrants vested, and as of September 30, 2020 the 17,894,873 Warrants are 100% vested. During the twelve months ended December 31, 2019, we executed a cashless conversion of 8,800,020 vested warrants in exchange for 4,400,010 common stock shares and during the twelve months ended December 31, 2019, we executed a cashless conversion of 30,000 vested warrants in exchange for 293,118,280 common stock shares during the twelve months ended December 31, 2020. The remaining 9,064,853 outstanding warrants are currently 100% vested to date and not exercised. The aggregate fair value of the warrants as of December 31, 2020 total $2,238,800, which values are based on the Black-Scholes-Merton pricing model using the following estimates: exercise price ranging from $0.00 to $0.20, stock prices ranging from $0.0001 to $0.38, risk free rates ranging from 0.10% - 1.60%, volatility ranging from 391% to 562%, and expected life of the warrants ranging from 3 to 5 years.

A summary of the status of the outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Exercisable, December 31, 2018	16,300,000	$0.05	$
Issued	1,594,853	0.18		$-
Exercised	8,800,020	$0.00		$-
Expired	-			$-
Outstanding, December 31, 2019	9,094,853	$0.07		$-

Exercisable, December 31, 2019	9,094,853	$0.07		$-
Issued	-	-		-
Exercised	-	-		-
Expired	-	-		-
Outstanding, March 31, 2020	9,094,853	$0.07		$-

Exercisable, March 31, 2020	9,094,853	0.07		-
Issued	-	-		-
Exercised	-	-		-
Expired	-	-		-
Outstanding, June 30, 2020	9,094,853	0.07		$-

Exercisable, June 30, 2020	9,094,853	0.07		-
Issued	-	-		-
Exercised	-	-		-
Expired	-	-		-
Outstanding, September 30, 2020	9,094,853	0.07		$-

Exercisable, September 30, 2020	9,094,853	$0.07		$-
Issued	-	-		-
Exercised	30,000	-		-
Expired	-	-		-
Outstanding, December 31, 2020	9,064,853	0.07		$-

Exercisable, December 31, 2020	9,064,853	0.07		$0.3185

Range of Exercise Prices	Number Outstanding 12/3130/2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.00 – 0.20	9,064,853	2.30 years	$0.0730

Convertible Note Payable

We have the following convertible notes payable as of December 31, 2020 and December 31, 2019:

Note	Funding Date	Maturity Date	Interest Rate	Original Borrowing	Average Conversion Price	Number of Shares Converted	Balance at December 31, 2020	Balance at December 31, 2019
Note payable (A)	April 15, 2019	November 14, 2019	7%	$100,000	-	-	$-	-
Note payable (B)	April 15, 2019	April 14, 2022	10%	$67,500	$0.0000	20,192,296	-	-
Note payable (C-1)	May 24, 2019	December 23, 2019	10%	$80,000	$0.00004	2,098,755,638	-	80,000
Note payable (C-2)	July 3, 2019	February 2, 2020	10%	$80,000	$0.0006	631,831,812	34,751	80,000
Note payable (D)	June 12, 2019	June 11, 2020	12%	$110,000	$0.0019	691,151,660	-	100,000
Note payable (E)	June 26, 2019	March 25, 2020	12%	$135,000	$0.00004	334,250,000	11,219	135,000
Note payable (F)	August 7, 2019	August 6, 2020	10%	$100,000	$0.0007	111,115,731	35,000	100,000
Note payable (G)	August 21, 2019	August 20, 2020	10%	$148,500	$0.0001	151,300,000	42,001	49,500
Note payable (H)	January 28, 2020	January 27, 2021	10%	63,000	$0.0001	1,102,499,999	-	-
Total					$0.0001	5,141,097,136	$122,971	544,500

(A)	On April 15, 2019, we completed a 7-month term original issue discount convertible note and other related documents with an unaffiliated third-party funding group to generate $100,000 in additional available cash resources with a payback provision due and was paid in full on November 14, 2019 of $117,700 which includes the original issue discount of $10,000 and interest of $7,700. In connection therewith, we issued 150,000 common stock shares and additional 102,176 common stock shares on October 15, 2019, per our original agreement, 412,500 common stock warrants, and reserved 301,412,500 restricted common shares for conversion. The shares were issued during the three months ended June 30, 2019. The conversion price is fixed at $0.15. Pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $13,333 at the date of issuance when the stock price was at $0.17 per share.

(B)	On April 15, 2019, we completed convertible debenture at zero interest and other related documents with an unaffiliated third-party funding group to generate $375,000 in additional available cash resources, the funds of which will be released over the 90 days following execution of the agreement in the amounts of $67,500, $90,000, and $180,000, with a payback provision of $75,000, $100,000, and $200,000, respectively, over 36 months. In connection therewith, the Company issued 300,000 common stock warrants, and 20,192,307 restricted common shares as reserve for conversion. The note was unsecured and did not bear interest; however, the implied interest was determined to be 10% over 36 months since the note was issued at a 10% discount. Subsequently, on June 26, 2019 we nullified the agreement and other related documents with this funding group after the initial disbursement of $67,500. We refunded the initial tranche of $67,500, a 10% redemption fee of $7,500 for the principle amount plus for the original issue discount of $7,500, and other additional administrative fees of $30,000, which totaled $105,000. The 300,000 common stock warrants will remain issued and the reserved common shares will be reduced enough to satisfy the warrants.

(C)	On May 24, 2019, we completed a 7-month fixed convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $240,000, which will be distributed in three equal monthly tranches of $80,000, in additional available cash resources with a payback provision of $80,000 plus the original issue discount of $4,000 or $84,000 due seven months from each funding date for each tranche, totaling $252,000. We generated $160,000 in additional available cash resources with a payback provision due on December 23, 2019 and February 2, 2020 totaling $184,800 which includes the original issue discount of $8,000 plus interest of $16,800. In connection therewith, we issued 50,000 common stock shares for two tranches with another 25,000 common stock shares to be issued with the third tranche, and we have reserved 8,000,000 which was subsequently increased to 3 billion restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. We determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $130,633 at the date of issuance when the stock price was at $0.12 per share.

(D)	On June 12, 2019, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $110,000 in additional available cash resources with a payback provision due on June 11, 2020 of $135,250 which includes the original issue discount of $11,000 plus interest of $14,250. In connection with the note, we have reserved 14,400,000 restricted common shares as reserve for conversion. The conversion price is a 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. We determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. On December 19, 2019, we converted $10,000 of principle into 495,472,078 shares of common stock at approximately $0.035 per share. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $59,231 at the date of issuance when the stock price was at $0.11 per share.

(E)	On June 26, 2019, we completed a 9-month senior convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $135,000 in additional available cash resources with a payback provision due on March 25, 2020 of $168,000 which includes the original issue discount of $15,000 plus interest of $18,000. In connection with the note, we issued 100,000 common stock shares and has reserved 15,000,000, which was subsequently increased to 1 billion restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. We determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $72,692 at the date of issuance when the stock price was at $0.11 per share.

(F)	On August 7, 2019, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $100,000 in additional available cash resources with a payback provision due on August 6, 2020 of $121,000 which includes the original issue discount of $10,000 plus interest of $11,000. In connection with the note, we issued 100,000 common stock shares and has reserved 677,973,124, which was subsequently increased to 105,769,231, restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. We determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $73,750 at the date of issuance when the stock price was at $0.09 per share.

(G)	On August 21, 2019, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $148,500, which will be distributed in three equal monthly tranches of $49,500, in additional available cash resources with a payback provision of $49,500 plus the original issue discount of $5,500 or $55,000 due twelve months from each funding date for each tranche, totaling $165,000. We generated $49,500 in additional available cash resources with a payback provision due on August 20, 2020 totaling $60,500 which includes the original issue discount of $5,500 plus interest of $5,500. In connection therewith, we issued 50,000 common stock shares for the first tranche with another 50,000 common stock shares to be issued with each additional tranche, which will total 150,000 common shares; we have reserved 15,714, which was subsequently increased to 2 billion restricted common shares for conversion. The conversion price is the 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. We determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $26,654 at the date of issuance when the stock price was approximately $0.07 per share.

(H)	On January 28, 2020, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate up to $925,000, which will be distributed in multiple tranches to be determined, in additional available cash resources with a payback provision of principle debt without an original issue discount plus interest. We generated $63,000 in additional available cash resources with a payback provision due on January 27, 2021 totaling $69,300 which includes the principle plus interest of $6,300. We have reserved 41,331,475, which was subsequently increased to 1billion restricted common shares for conversion. The conversion price is the 39% discount to the average of the two (2) lowest trading prices during the previous fifteen (15) trading days to the date of a Conversion Notice. We determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $40,279 at the date of issuance when the stock price was approximately $0.01 per share. On August 24, 2020, we fully met and timely paid its debt obligation.

●	On June 26, 2019, we fully met and timely paid its debt obligation to Note Payable (B).
●	On November 14, 2019, we fully met and timely paid its debt obligation to Note Payable (A).
●	On July 22, 2020, we fully met and timely paid its debt obligation to Note Payable (D).
●	On August 24, 2020, we fully met and timely paid its debt obligation to Note Payable (H).
●	On November 3, 2020, we fully met and timely paid its debt obligation to Note Payable (C-1).

Notes Payable – Related Parties

We have the following related parties notes payable as of December 31, 2019 and 2018:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2020	Balance at December 31, 2019
Short term loan (1)	December 31, 2019	December 31, 2020	0.0%	$145,000	$113,675	$10,000
Total notes payable – related parties, net					$113,675	$10,000

(1)	On December 31, 2019, Kenneth Tapp, our Chief Executive Officer provided a short term, unsecured, non-interest-bearing loan due on December 31, 2020 or earlier.

Concentrations

During the year ended December 31, 2020, the Company had a single vendor that accounted for 24.1% of all expenses, and 4.6% of all expenses in the same period in the prior year.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Social Life Network, Inc. as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition — identification of contractual terms in certain customer arrangements

As described in Note 2 to the consolidated financial statements, management assesses relevant contractual terms in its customer arrangements to determine the transaction price and recognizes revenue upon transfer of control of the promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Management applies judgment in determining the transaction price which is dependent on the contractual terms. In order to determine the transaction price, management may be required to estimate variable consideration when determining the amount and timing of revenue recognition.

The principal considerations for our determination that performing procedures relating to the identification of contractual terms in customer arrangements to determine the transaction price is a critical audit matter are there was significant judgment by management in identifying contractual terms due to the volume and customized nature of the Company’s customer arrangements. This in turn led to significant effort in performing our audit procedures which were designed to evaluate whether the contractual terms used in the determination of the transaction price and the timing of revenue recognition were appropriately identified and determined by management and to evaluate the reasonableness of management’s estimates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including those related to the identification of contractual terms in customer arrangements that impact the determination of the transaction price and revenue recognition. These procedures also included, among others, (i) testing the completeness and accuracy of management’s identification of the contractual terms by examining customer arrangements on a test basis, and (ii) testing management’s process for determining the appropriate amount and timing of revenue recognition based on the contractual terms identified in the customer arrangements.

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2017

Lakewood, CO

March 31, 2021

SOCIAL LIFE NETWORK, INC.

CONSOLIDATED AND CONDENSED BALANCE SHEETS

audited

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$193	$6,057
Accounts receivable	28,052	20,500
Accounts receivable – related party	368,000	257,500
Other Current Assets	-	20,933
Total Assets	$396,245	$304,990

LIABILITIES AND STOCKHOLERS’ EQUITY (DEFICIT)
Current Liabilities:
Other payables and accruals	$189,169	$95,120
Deferred revenue	-	29,396
Total Current Liabilities	189,169	95,120
Loans payable – related party	113,675	10,000
PPP Loan	163,111	-
Convertible debt plus accrued interest – 3rd parties	128,346	616,774
Total Liabilities	594,301	711,298

Stockholders’ Equity (Deficit):
Common Stock par value $0.001 10,000,000,000 shares authorized, 6,368,332,350 and 140,777,231 shares issued, respectively	6,368,347	140,791
Additional paid in capital	25,199,811	31,016,394
Common stock to be issued	-	-
Accumulated deficit	(31,766,214)	(31,563,493)
Total Stockholders’ Equity (Deficit)	(198,056)	(406,308)
Total Liabilities and Stockholders’ Equity	$396,245	$304,990

The accompanying notes are an integral part of these financial statements.

SOCIAL LIFE NETWORK, INC.

CONSOLIDATED AND CONDENSED STATEMENTS OF OPERATIONS

audited

	For the Year Ended
	December 31, 2020	December 31, 2019

Revenues:
Digital subscription	$24,948	$7,604
Licensing Revenue – related party	250,000	250,000
Advertising	-	404
Event revenue	-	111,480
Digital marketing revenue	-	113,000
Total Revenue	274,948	482,488
Cost of goods sold	-	231,081
Gross Margin	274,948	251,408

Operating Expenses:
Compensation	134,511	1,052,787
Stock based compensation	-	2,087,083
Sales and marketing	10,703	110,552
General and administrative	391,293	345,290
Total operating expenses	536,507	3,595,712

Loss from operations	(261,559)	(4,635,865)

Other expense
Other Expenses/ (Income)	(58,839)	-
Total other expense	-	-

Net (loss) Income	$(202,720)	$(3,344,304)

Loss per Share: Basic	(0.00)	(0.03)
Loss per Share: Diluted	(0.00)	(0.00)
Weighted Average Shares:
Basic	6,368,332,350	140,777,231
Diluted	9,603,721,664	2,179,256,699

The accompanying notes are an integral part of these financial statements.

SOCIAL LIFE NETWORK, INC.

CONSOLIDATED AND CONDENSED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

audited

	Common Stock B		Common Stock A		Additional Paid in	Common Stock to	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	be Issued	Receivable	Deficit	Total
Balance, December 31, 2018	-	-	117,817,319	$117,817	$27,763,019	$25,000	$-	$(27,705,545)	$200,291
Common stock issued for services	-	-	3,750,000	3,750	1,207,595	-	-	-	1,211,345
Common stock issued for services to officers	-	-	500	49,500	-	-	-	-	50,000
Fair value of warrants issued	-	—	-	-	292,500	-	-	-	292,500
Common stock sold for cash	-	-	14.025,529	14,025	1,362,315	(25,000)	-	-	1,350,340
Common stock from conversion of debt	-	-	284,373	284	9,716		-	-	10,000
Beneficial conversion feature	-	-	-	-	429,600		-	-	429,600
Common stock from warrant conversion	-	-	4,400	-	-	-	-	-	4,400
Net Loss for the year ended December 31, 2019	-	-	-	-	-	-	-	(3,857,948)	(3,857,948)
Balance, December 31, 2019	-	$-	140,777,231	$140,791	$31,016,394	$-	-	$(31,563,493)	$(406,308)
Common stock issued for service	-	-	-	-	-	-	—	-	-
Common stock issued to officers	-	-	-	-	-	-	-	-	-
Common stock from conversion of debt	-	-	6,277,555,119	6,227,555	(5,666,864)	-	-	-	560,691
Common stock cancelled	-	-	-	-	-	-	-	-	-
Fair value of warrants issued	-	-	-	-	-	-	-	-	-
Net Loss for quarter ended December 31, 2020	-	-	-	-	-	-	-	(202,720)	(202,720)
Rounding								(1)	(1)
Balance, December 31, 2020	25,000,000	-	6,368,332,350	6,368,346	25,349,530	-	-	(31,766,214)	(102,338)

The accompanying notes are an integral part of these financial statements.

SOCIAL LIFE NETWORK, INC.

CONSOLIDATED AND CONDENSED STATEMENTS OF CASH FLOWS

audited

	For the Years Ended December 31,
	2020	2019
Cash flow from operating activities:
Net Loss for the Year	$(202,720)	$(3,857,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	1,794,583
Loss on conversion	-	-
Changes in operating assets and liabilities:
Accounts receivable	(65,447)	(278,000)
Prepaids	(343,756)	20,933
Accounts payable and other accrued expenses	247,638	85,120
Net cash used operating activities	(364,285)	(4,459,669)

Cash flows used in investing activities:	-	-

Cash flows from (used in) financing activities:
Loans from related parties	103,675	10,000
Proceeds from convertible notes	86,135	616,179
Proceeds from PPP Loan	163,111	-
Proceeds from the sale of warrants	-	292,500
Proceeds from the sale of common stock	-	800,390

Net cash provided by financing activities	352,921	1,719,069

Net increase (decrease) in cash	(11,364)	(183,494)
Cash at beginning of year	11,557	195,051
Cash at end of year	$193	$11,557
Supplemental Disclosures:
Cash paid during the year for:
Interest	$15,807	$-
Income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Warrants issued for services	$-	$-

The accompanying notes are an integral part of these financial statements.

SOCIAL LIFE NETWORK, INC

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2020

1. DESCRIPTION OF BUSINESS

Organization

Social Life Network is a Technology Business Incubator (TBI) that provides tech start-ups with seed technology development and executive leadership, making it easier for start-up founders to focus on raising capital, perfecting their business model, and growing their network usership. Our seed technology is an artificial intelligence (AI) powered social network and Ecommerce platform that leverages blockchain technology to increase speed, security and accuracy on the niche social networks that we license to the companies in our TBI.

Corporate Changes

On August 30, 1985, we were incorporated as a private corporation, CJ Industries, Inc., in California. . On February 24, 2004, we merged with Calvert Corporation, a Nevada Corporation, changing our name to Sew Cal Logo, Inc., moved its domicile to Nevada, at which time our common stock became traded under the ticker symbol SEWC.

In June 2014, Sew Cal Logo, Inc. was placed into receivership in Nevada’s 8th Judicial District (White Tiger Partners, LLC et al v. Sew Cal Logo, Inc.et al, Case No A-14-697251-C) (Dept. No.: XIII) (the “Receivership”).

On January 29, 2016, we, as the seller (the “Seller”), completed a business combination/merger agreement (the “Agreement”) with the buyer, Life Marketing, Inc., a Colorado corporation (the “Buyer”), its subsidiaries and holdings and all of the Buyer’s securities holders. We acted through the court-appointed receiver and White Tiger Partners, LLC, our judgment creditor. The Agreement provided that the then current owners of the private company, Life Marketing, Inc., become the majority shareholders pursuant to which an aggregate of 119,473,334 common stock shares were issued to our officers, composed of 59,736,667 shares each to our Chief Executive Officer, Kenneth Tapp, and Andrew Rodosevich, our then-Chief Financial Officer. Pursuant to the terms of the Agreement and related corporate actions in our domicile, Nevada:

●	We cancelled all previously created preferred class of stock;

●	We delivered newly issued, common stock shares equivalent to approximately 89.5% of its outstanding shares as a control block in exchange for 100% of the Buyer’s outstanding shares;

●	The court appointed receiver sold its judgment to the Buyer and the Seller agreed to pay the receiver $30,000 and the equivalent of 9.99% of the outstanding stock (post-merger) of the newly issued unregistered exempt shares;

●	Our then officers and directors were terminated, and Kenneth Tapp and Andrew Rodosevich became the Company’s Chief Executive Officer/Director and Chief Financial Officer/Director, respectively;

●	We effected a 5,000 to 1 reverse stock split effective April 11, 2016, with each shareholder retaining a minimum of 100 shares;

●	We changed our name from Sew Cal Logo, Inc. to WeedLife, Inc, and then to Social Life Network, Inc. effective in Nevada on April 11, 2016;

●	We changed our stock symbol from SEWC to WDLF;

●	We decreased our authorized common stock shares from 2,000,000,000 shares to 500,000,000 shares, effective in Nevada on March 17, 2016.

On June 6, 2016, the Court issued an order in the Receivership pursuant to Section 3(a) (10) of the Securities Act of 1933, as amended , ratifying the above actions. The receiver was discharged on June 7, 2016.

On September 20, 2018, we incorporated MjLink.com, Inc. (“MjLink”), a Delaware Corporation. On February 1, 2020, MjLink.com, Inc. filed its Form 1-A Regulation A Tier 2 initial public offering, which the SEC qualified on September 28, 2020. As of September 28th, 2020 and March 29, 2020, the Company owned 15.17% of MjLink’s outstanding Class A common stock shares. We will own 2.26% of MjLink’s outstanding Class A common stock if MjLink raises the full $50,000,000 Regulation Offering Amount.

On March 4, 2020, our Board increased our number of authorized shares of Common Stock from 500,000,000 to 2,500,000,000 Common Stock Shares pursuant to an amendment to our Articles of Incorporation with the state of Nevada and adopted the Certificate of Designation of Preferences, Rights and Limitations of the Class B Common Stock, providing that each Class B Common Stock Share shall have one-hundred (100) votes on all matters presented to be voted by the holders of Common Stock. The Class B Common Stock Shares only have voting power and have no equity, cash value or any other value

Effective March 4, 2020, our board of directors authorized the issuance of twenty five million (25,000,000) Class B Common Stock Shares to Ken Tapp, our Chief Executive Officer, in return for his services as our Chief Executive Officer from February 1, 2016 to February 29, 2020, which shares are equal to two billion five hundred million (2,500,000,000) votes and have no equity, cash value or any other value.

Effective March 28, 2021, our board of directors authorized the issuance of fifty million (50,000,000) Class B Common Stock Shares to Ken Tapp, our Chief Executive Officer, in return for his services as our Chief Executive Officer for his services from March 1, 2020 to February 28, 2021, which shares are equal to five billion (5,000,000,000) votes and have no equity, cash value or any other value. As of the date of this filing, our Chief Executive Officer controls approximately 95% of shareholder votes.

On May 8, 2020, we filed Amended and Restated Articles of Incorporation (“Amended Articles”) in Nevada to increase our authorized shares from 2,500,000,000 to 10,000,000,000 Shares and our Preferred Shares to 300,000,000 Shares. Additionally, the Amended Articles authorized us from May 8, 2020 and continuing until March 31, 2021, as determined by our Board of Directors in its sole discretion, to effect a Reverse Stock Split of not less than 1 share for every 5,000 shares and no more than 1 share for every 25,000 shares (the “Reverse Stock Split”).

On December 11, 2020, we filed a Form 8-K stating that we would not be executing the Reverse Stock Split.

Since its incorporation in September 2018, MjLink functionally operated as our cannabis division and we funded MjLink’s operations; however, as of August 6, 2020, we no longer funded MjLink, at which time MjLink operated as a separate entity from us. As of December 31, 2020 and the date of this filing, we own 800,000 Class A common stock shares of MjLink.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company had an accumulated deficit of $31,766,214 at December 31, 2020, had a net loss of $202,720 and used net cash of $422,337 in operating activities for the twelve months ended December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and/or that the Company will succeed in its future operations.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Social Life Network, Inc. and MjLink.com Inc., a wholly owned subsidiary of Social Life Network until August 6, 2020. All intercompany transactions and balances have been eliminated in consolidation.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. No impairment of long-lived assets was required for the years ended December 31, 2020 and 2019.

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. The Company accrues interest and penalties, if incurred, on unrecognized tax benefits as components of the income tax provision in the accompanying consolidated statements of operations. As of December 31, 2020 and 2019, the Company has not established a liability for uncertain tax positions.

Stock Warrants

During the twelve months ended December 31, 2020 and the years ended December 31, 2019, 2018, we granted zero, 1,594,853, and zero warrants, respectively, to our advisors and employees, totaling 17,894,873 warrants (the “17,894,873 Warrants”). Each warrant entitles the holder to one Social Life Network common stock share at an exercise price ranging from five to twenty cents, with a weighted average price of seven cents. The term of our warrants have a range from 3 to 5 years from the initial exercise date. The warrants will be expensed as they become exercisable beginning January 1, 2018 through April 11, 2024. During the three months ended September 30, 2019, 300,000 additional warrants vested, and as of September 30, 2020 the 17,894,873 Warrants are 100% vested. During the twelve months ended December 31, 2019, we executed a cashless conversion of 8,800,020 vested warrants in exchange for 4,400,010 common stock shares and during the twelve months ended December 31, 2019, we executed a cashless conversion of 30,000 vested warrants in exchange for 293,118,280 common stock shares during the twelve months ended December 31, 2020. The remaining 9,064,853 outstanding warrants are currently 100% vested to date and not exercised. The aggregate fair value of the warrants as of December 31, 2020 total $2,238,800, which values are based on the Black-Scholes-Merton pricing model using the following estimates: exercise price ranging from $0.00 to $0.20, stock prices ranging from $0.0001 to $0.38, risk free rates ranging from 0.10% - 1.60%, volatility ranging from 391% to 562%, and expected life of the warrants ranging from 3 to 5 years.

A summary of the status of the outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Exercisable, December 31, 2018	16,300,000	$0.05	$
Issued	1,594,853	0.18	$-
Exercised	8,800,020	$0.00	$-
Expired	-		$-
Outstanding, December 31, 2019	9,094,853	$0.07	$-

Exercisable, December 31, 2019	9,094,853	$0.07	$-
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, March 31, 2020	9,094,853	$0.07	$-

Exercisable, March 31, 2020	9,094,853	0.07	-
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, June 30, 2020	9,094,853	0.07	$-

Exercisable, June 30, 2020	9,094,853	0.07	-
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, September 30, 2020	9,094,853	0.07	$-

Exercisable, September 30, 2020	9,094,853	$0.07	$-
Issued	-	-	-
Exercised	30,000	-	-
Expired	-	-	-
Outstanding, December 31, 2020	9,064,853	0.07	$-

Exercisable, December 31, 2020	9,064,853	0.07	$0.3185

Range of Exercise Prices	Number Outstanding 12/3130/2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.00 – 0.20	9,064,853	2.30 years	$0.0730

Net Loss Per Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of incremental common shares issuable upon exercise of stock options. No dilutive potential common shares were included in the computation of diluted net loss per share because their impact was anti-dilutive. As of December 31, 2020 and 2019, the Company had no outstanding options and had outstanding warrants of 9,094,853 and 9,064,853, respectively; which were excluded from the computation of net loss per share because they are anti-dilutive.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2020.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of December 31, 2020 and 2019.

Concentrations

During the year ended December 31, 2020, the Company had a single vendor that accounted for 24.1% of all expenses, and 4.6% of all expenses in the same period in the prior year.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and has since issued amendments thereto, related to the accounting for leases (collectively referred to as “ASC 842”). ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company will adopt ASC 842 on January 1, 2021. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Entities have the option to continue to apply historical accounting under Topic 840, including its disclosure requirements, in comparative periods presented in the year of adoption. An entity that elects this option will recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption instead of the earliest period presented. The Company expects to elect to apply the optional ASC 842 transition provisions beginning on January 1, 2021. Accordingly, the Company will continue to apply Topic 840 prior to January 1, 2021, including Topic 840 disclosure requirements, in the comparative periods presented. The Company expects to elect the package of practical expedients for all its leases that commenced before January 1, 2021. The Company has evaluated its real estate lease, its copier leases and its generator rental agreements. The Company expects that the adoption of ASC 842 will materially impact its balance sheet and have an immaterial impact on its results of operations. Based on the Company’s current agreements, the Company expects that upon the adoption of ASC 842 on January 1, 2021, it will record an operating lease liability of approximately $33,000 and corresponding ROU assets based on the present value of the remaining minimum rental payments associated with the Company’s leases. As the Company’s leases do not provide an implicit rate, nor is one readily available, the Company will use its incremental borrowing rate based on information available at January 1, 2021 to determine the present value of its future minimum rental payments.

In May 2014, August 2015, April 2016 and May 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016- from Contracts with Customers, ASU 2015-14 (ASC Topic 606) Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-10 (ASC Topic 10 (ASC Topic 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with 606) Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12 (ASC Topic 606) Revenue from Contracts with accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company has implemented this in 2020.

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

3. CONVERTIBLE NOTES PAYABLE

We have the following convertible notes payable as of December 31, 2020 and December 31, 2019:

Note	Funding Date	Maturity Date	Interest Rate	Original Borrowing	Average Conversion Price	Number of Shares Converted	Balance at December 31, 2020	Balance at December 31, 2019
Note payable (A)	April 15, 2019	November 14, 2019	7%	$100,000	-	-	$-	-
Note payable (B)	April 15, 2019	April 14, 2022	10%	$67,500	$0.0000	20,192,296	-	-
Note payable (C-1)	May 24, 2019	December 23, 2019	10%	$80,000	$0.00004	2,098,755,638	-	80,000
Note payable (C-2)	July 3, 2019	February 2, 2020	10%	$80,000	$0.0006	631,831,812	34,751	80,000
Note payable (D)	June 12, 2019	June 11, 2020	12%	$110,000	$0.0019	691,151,660	-	100,000
Note payable (E)	June 26, 2019	March 25, 2020	12%	$135,000	$0.00004	334,250,000	11,219	135,000
Note payable (F)	August 7, 2019	August 6, 2020	10%	$100,000	$0.0007	111,115,731	35,000	100,000
Note payable (G)	August 21, 2019	August 20, 2020	10%	$148,500	$0.0001	151,300,000	42,001	49,500
Note payable (H)	January 28, 2020	January 27, 2021	10%	63,000	$0.0001	1,102,499,999	-	-
Total					$0.0001	5,141,097,136	$122,971	544,500

(A)	On April 15, 2019, we completed a 7-month term original issue discount convertible note and other related documents with an unaffiliated third-party funding group to generate $100,000 in additional available cash resources with a payback provision due. The note was paid in full on November 14, 2019 of $117,700 which includes the original issue discount of $10,000 and interest of $7,700. In connection therewith, we issued 150,000 common stock shares and additional 102,176 common stock shares on October 15, 2019, per our original agreement, 412,500 common stock warrants, and reserved 301,412,500 restricted common shares for potential conversion if the note was note paid in full. The shares were issued during the three months ended June 30, 2019. The conversion price is fixed at $0.15. Pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $13,333 at the date of issuance when the stock price was at $0.17 per share. This note was paid in full on November 14, 2019.

(B)	On April 15, 2019, we completed convertible debenture at zero interest and other related documents with an unaffiliated third-party funding group to generate $375,000 in additional available cash resources, the funds of which will be released over the 90 days following execution of the agreement in the amounts of $67,500, $90,000, and $180,000, with a payback provision of $75,000, $100,000, and $200,000, respectively, over 36 months. In connection therewith, the Company issued 300,000 common stock warrants, and 20,192,307 restricted common shares as reserve for potential conversion if the note was note paid in full. The note was unsecured and did not bear interest; however, the implied interest was determined to be 10% over 36 months since the note was issued at a 10% discount. Subsequently, on June 26, 2019 we nullified the agreement and other related documents with this funding group after the initial disbursement of $67,500. We refunded the initial tranche of $67,500, a 10% redemption fee of $7,500 for the principle amount plus for the original issue discount of $7,500, and other additional administrative fees of $30,000, which totaled $105,000. This note was paid in full on June 26, 2019.

(C)	On May 24, 2019, we completed a 7-month fixed convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $240,000, which will be distributed in three equal monthly tranches of $80,000, in additional available cash resources with a payback provision of $80,000 plus the original issue discount of $4,000 or $84,000 due seven months from each funding date for each tranche, totaling $252,000. We received only two of the three tranches of $80,000, generating $160,000 in additional available cash resources with a payback provision due on December 23, 2019 and February 2, 2020 totaling $184,800 which includes the original issue discount of $8,000 plus interest of $16,800. In connection therewith, we issued 50,000 common stock shares for two tranches with another 25,000 common stock shares to be issued with the third tranche, and we have reserved 8,000,000 which was subsequently increased to 3 billion restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. We determined that because the conversion price is variable and unknown, it could not determine if it had enough reserve shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $130,633 at the date of issuance when the stock price was at $0.12 per share. This note was paid in full on January 25, 2021.

(D)	On June 12, 2019, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $110,000 in additional available cash resources with a payback provision due on June 11, 2020 of $135,250 which includes the original issue discount of $11,000 plus interest of $14,250. In connection with the note, we have reserved 14,400,000 restricted common shares as reserve for conversion. The conversion price is a 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. We determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. On December 19, 2019, we converted $10,000 of principle into 495,472,078 shares of common stock at approximately $0.035 per share. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $59,231 at the date of issuance when the stock price was at $0.11 per share. This note was paid in full on February 5, 2021.

(E)	On June 26, 2019, we completed a 9-month senior convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $135,000 in additional available cash resources with a payback provision due on March 25, 2020 of $168,000 which includes the original issue discount of $15,000 plus interest of $18,000. In connection with the note, we issued 100,000 common stock shares and has reserved 15,000,000, which was subsequently increased to 1 billion restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. We determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $72,692 at the date of issuance when the stock price was at $0.11 per share. This note was paid in full on January 7, 2021.

(F)	On August 7, 2019, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $100,000 in additional available cash resources with a payback provision due on August 6, 2020 of $121,000 which includes the original issue discount of $10,000 plus interest of $11,000. In connection with the note, we issued 100,000 common stock shares and has reserved 677,973,124, which was subsequently increased to 105,769,231, restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. We determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $73,750 at the date of issuance when the stock price was at $0.09 per share. This note was paid in full on July 28, 2020.

(G)	On August 21, 2019, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $148,500, which would be distributed in three equal monthly tranches of $49,500. Only one tranche of $49,500 was received, and created available cash resources with a payback provision of $49,500 plus the original issue discount of $5,500 or $55,000 due twelve months from each funding date for each tranche, totaling $165,000. We generated $49,500 in additional available cash resources with a payback provision due on August 20, 2020 totaling $60,500 which includes the original issue discount of $5,500 plus interest of $5,500. In connection therewith, we issued 50,000 common stock shares for the first tranche with another 50,000 common stock shares to be issued with each additional tranche, which will total 150,000 common shares; we have reserved 15,714, which was subsequently increased to 2 billion restricted common shares for conversion. The conversion price is the 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. We determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $26,654 at the date of issuance when the stock price was approximately $0.07 per share. This note was paid in full on January 4, 2021.

(H)	On January 28, 2020, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate up to $925,000, which will be distributed in multiple tranches to be determined, in additional available cash resources with a payback provision of principle debt without an original issue discount plus interest. We received only one tranche and generated $63,000 in additional available cash resources with a payback provision due on January 27, 2021 totaling $69,300 which includes the principle plus interest of $6,300. We reserved 41,331,475, which was subsequently increased to 1billion restricted common shares for conversion. The conversion price is the 39% discount to the average of the two (2) lowest trading prices during the previous fifteen (15) trading days to the date of a Conversion Notice. We determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $40,279 at the date of issuance when the stock price was approximately $0.01 per share. This note was paid in full on August 24, 2020.

●	On June 26, 2019, we fully met and timely paid its debt obligation to Note Payable (B).
●	On November 14, 2019, we fully met and timely paid its debt obligation to Note Payable (A).
●	On July 28, 2020, we fully met and timely paid its debt obligation to Note Payable (F).
●	On August 24, 2020, we fully met and timely paid its debt obligation to Note Payable (H).
●	On November 3, 2020, we fully met and timely paid its debt obligation to Note Payable (C-1).
●	On January 4, 2021, we fully met and timely paid its debt obligation to Note Payable (G).
●	On January 7, 2021, we fully met and timely paid its debt obligation to Note Payable (E).
●	On February 5, 2021, we fully met and timely paid its debt obligation to Note Payable (D).
●	On January 25, 2021, we fully met and timely paid its debt obligation to Note Payable (C-2).

4. NOTES PAYABLE – RELATED PARTIES

The Company has the following related parties notes payable as of December 31, 2020 and 2019:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at December 31, 2020	Balance at December 31, 2019
Short term loan (1)	December 31, 2019	December 31, 2020	0.0%	$113,675	$113,675	$10,000
Total notes payable – related parties, net					$113,675	$10,000

(1)	On December 31, 2019, Kenneth Tapp, our Chief Executive Officer provided a short term, unsecured, non-interest-bearing loan due on December 31, 2020 or earlier.

5. COMMON STOCK

Class A

For the quarter ending December 31, 2019, we issued 2,200,000 stock shares to three professionals for their services. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $220,000. In addition, we entered into subscription agreements with 6 accredited investors. We sold 3,550,000 common stock shares to the accredited investors at $0.10 per share for total gross proceeds of $355,000. As of March 31, 2020, we received all the funds. We also issued 102,176 common shares to a single lender as inducement for their services at $0.00. Lastly, one lender converted their debt into 284,373 common shares at $0.04 for a value of $10,000. These shares were all issued during the three months ended March 31, 2020.

For the quarter ending March 31, 2020, several lenders converted their debt into 415,479,876 common shares at an average of $0.00140 for a value of $232,257.

After unanimous Board of Director approval and Shareholder Approval by consent of over 51% of the Company’s outstanding shares, filing of the Company’s Definitive Information Statement, and notice to shareholders, we filed an Amended and Restated Articles of Incorporation to increase its authorized shares with the State of Nevada, which was approved by the State of Nevada on March 4, 2020, and increased our authorized Common Stock Shares to 2.5 billion shares.

After unanimous Board of Director approval and Shareholder Approval by consent of over 51% of outstanding shares, filing of our Definitive Information Statement and notice to shareholders, we filed Amended and Restated Articles of Incorporation (“Amended Articles”) to increase its authorized shares with the State of Nevada, which was approved by the State of Nevada on May 8, 2020, which amended articles increased our authorized Class A Common Stock Shares to Ten Billion (10,000,000,000) Shares, Class B Common Stock Shares to Four Hundred Million (400,000,000) Shares, and the Preferred Shares to Three Hundred Million (300,000,000) Shares. Additionally, the Amended Articles authorized us from May 8, 2020 and continuing until March 31, 2021, as determined by our Board of Directors in its sole discretion, to effect a Reverse Stock Split of not less than 1 share for every 5,000 shares and no more than 1 share for every 25,000 shares. On December 11th, 2020, we filed a Form 8-K stating that we would not be executing the Reverse Stock Split.

For the quarter ending June 30, 2020, several lenders converted their debt into 774,546,579 common shares at an average of $0.00060 for a value of $44,693.

For the quarter ending September 30, 2020, several lenders converted their debt into 2,125,389,202 common shares at an average of $0.00005 for a value of $111,977.

For the quarter ending December 31, 2020, several lenders converted their debt into 2,619,030,182 common shares at an average of $0.00082 for a value of $133,902.

Class B

Effective March 4, 2020, our board of directors authorized the issuance of twenty five million (25,000,000) Class B Common Stock Shares to Ken Tapp, our Chief Executive Officer, in return for his services as our Chief Executive Officer from February 1, 2016 to February 29, 2020, which shares are equal to two billion five hundred million (2,500,000,000) votes and have no equity, cash value or any other value.

Effective March 28, 2021, our board of directors authorized the issuance of fifty million (50,000,000) Class B Common Stock Shares to Ken Tapp, our Chief Executive Officer, in return for his services as our Chief Executive Officer for his services from March 1, 2020 to February 28, 2021, which shares are equal to five billion (5,000,000,000) votes and have no equity, cash value or any other value. As of the date of this filing, our Chief Executive Officer controls approximately 95% of shareholder votes.

Board and Executive Appointments

On January 21, 2020, we appointed Britt Glassburn, Brian Lazarus, Gregory Todd Markey, and Lynn Murphy as Social Life Board Directors.

Subsequent Events

Convertible Debt Notes

Since December 31, 2020 three of our debt holders have converted $271,174 of principle into 709,449,234 shares of common stock at approximately $0.0005 per share.

The following convertible notes, which represent all convertible notes in the company, as of February 5, 2021 have been fully met and paid:

Note	Funding Date	Maturity Date	Interest Rate	Original Borrowing	Average Conversion Price	Number of Shares Converted	Balance at March 30, 2021
Note payable (A)	April 15, 2019	November 14, 2019	7%	$100,000	-	-	$-
Note payable (B)	April 15, 2019	April 14, 2022	10%	$67,500	$0.0000	20,192,296	-
Note payable (C-1)	May 24, 2019	December 23, 2019	10%	$80,000	$0.00004	2,098,755,638	-
Note payable (C-2)	July 3, 2019	February 2, 2020	10%	$160,000	$0.0006	631,866,563	-
Note payable (D)	June 12, 2019	June 11, 2020	12%	$110,000	$0.0019	691,151,660	-
Note payable (E)	June 26, 2019	March 25, 2020	12%	$135,000	$0.00004	334,261,219	-
Note payable (F)	August 7, 2019	August 6, 2020	10%	$100,000	$0.0007	111,150,731	-
Note payable (G)	August 21, 2019	August 20, 2020	10%	$148,500	$0.0001	151,300,000	-
Note payable (H)	January 28, 2020	January 27, 2021	10%	63,000	$0.0001	1,102,499,999	-
Total					$0.0001	5,141,178,106	$-

●	On June 26, 2019, we fully met and paid its debt obligation to Note Payable (B).
●	On November 14, 2019, we fully met and paid its debt obligation to Note Payable (A).
●	On July 28, 2020, we fully met and paid its debt obligation to Note Payable (F).
●	On August 24, 2020, we fully met and paid its debt obligation to Note Payable (H).
●	On November 3, 2020, we fully met and paid its debt obligation to Note Payable (C-1).
●	On January 4, 2021, we fully met and paid its debt obligation to Note Payable (G).
●	On January 7, 2021, we fully met and paid its debt obligation to Note Payable (E).
●	On February 5, 2021, we fully met and paid its debt obligation to Note Payable (D).
On January 25, 2021, we fully met and paid its debt obligation to Note Payable (C-2).

Other Obligations

For the year ending December 31, 2020, Kenneth, Tapp, from time-to-time, provided short-term interest free loans amounting to $113,675 for the Company’s operations. For the first quarter ending 2021, Kenneth Tapp provided an additional net amount of $14,100 in short term interest free loans, totaling $127,775 liquidity as of March 30, 2021.

On April 21, 2020, under the Payroll Protection Program, we received a forgivable loan of $37,411, and on June 10, 2020, we received an additional forgivable loan of $125,700. Both loans were given to small businesses by the Small Business Application (SBA) to help support employees of the companies, as financial aid, in order to sustain businesses during the mandatory COVID-19 lockdown. We anticipate the loan will be forgiven.

For the year ending December 31, 2020, MjLink owed Social Life Network $364,688.00. That expense was paid in full on March 12, 2021.

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

Net deferred tax assets consist of the following components as of December 31:

	2020	2019
Deferred Tax Assets:
NOL Carryover	$(52,000)	$(452,600)
Deferred tax liabilities:
Less valuation allowance	(52,000)	(452,600)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to tax-effected income from continuing operations for the period ended December 31, due to the following:

	2020	2019
Book loss	$(52,000)	$(988,800)
Meals and entertainment	-	1,200
Warrant expense	-	75,000
Stock based compensation	-	460,000
Valuation allowance	(52,000)	(452,600)
	$-	$-

At December 31, 2020, the Company had net operating loss carry forwards of approximately $0 that may be offset against future taxable income from the year 2019 to 2036. No tax benefit has been reported in the December 31, 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

7. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company’s executive and administrative office is located at 3465 Gaylord Court, Suite A509, Englewood, Colorado 80113.

The Company had total rent expense for the year ended December 31, 2020 and 2019 of $17,052 and $33,406, respectively, which is recorded as part of General and Administrative expenses in the Statement of Operations.

Litigation

The Company does not have any pending litigation.

8. SUBSEQUENT EVENTS

Convertible Debt Notes

Since December 31, 2020 three of our debt holders have converted $271,174 of principle into 709,449,234 shares of common stock at approximately $0.0005 per share.

The following convertible notes, which represent all convertible notes in the company, as of February 5, 2021 have been fully met and paid:

Note	Funding Date	Maturity Date	Interest Rate	Original Borrowing	Average Conversion Price	Number of Shares Converted	Balance at March 30, 2021
Note payable (A)	April 15, 2019	November 14, 2019	7%	$100,000	-	-	$-
Note payable (B)	April 15, 2019	April 14, 2022	10%	$67,500	$0.0000	20,192,296	-
Note payable (C-1)	May 24, 2019	December 23, 2019	10%	$80,000	$0.00004	2,098,755,638	-
Note payable (C-2)	July 3, 2019	February 2, 2020	10%	$160,000	$0.0006	631,866,563	-
Note payable (D)	June 12, 2019	June 11, 2020	12%	$110,000	$0.0019	691,151,660	-
Note payable (E)	June 26, 2019	March 25, 2020	12%	$135,000	$0.00004	334,261,219	-
Note payable (F)	August 7, 2019	August 6, 2020	10%	$100,000	$0.0007	111,150,731	-
Note payable (G)	August 21, 2019	August 20, 2020	10%	$148,500	$0.0001	151,300,000	-
Note payable (H)	January 28, 2020	January 27, 2021	10%	63,000	$0.0001	1,102,499,999	-
Total					$0.0001	5,141,178,106	$-

●	On June 26, 2019, we fully met and paid its debt obligation to Note Payable (B).
●	On November 14, 2019, we fully met and paid its debt obligation to Note Payable (A).
●	On July 28, 2020, we fully met and paid its debt obligation to Note Payable (F).
●	On August 24, 2020, we fully met and paid its debt obligation to Note Payable (H).
●	On November 3, 2020, we fully met and paid its debt obligation to Note Payable (C-1).
●	On January 4, 2021, we fully met and paid its debt obligation to Note Payable (G).
●	On January 7, 2021, we fully met and paid its debt obligation to Note Payable (E).
●	On February 5, 2021, we fully met and paid its debt obligation to Note Payable (D).
On January 25, 2021, we fully met and paid its debt obligation to Note Payable (C-2).

Other Obligations

For the year ending December 31, 2020, Kenneth, Tapp, from time-to-time, provided short-term interest free loans amounting to $113,675 for the Company’s operations. For the first quarter ending 2021, Kenneth Tapp provided an additional net amount of $14,100 in short term interest free loans, totaling $127,775 liquidity as of March 30, 2021.

On April 21, 2020, under the Payroll Protection Program, the Company received a forgivable loan of $37,411, and on June 10, 2020, the Company received an additional forgivable loan of $125,700. Both loans were given to small businesses by the Small Business Application (SBA) to help support employees of the companies, as financial aid, in order to sustain businesses during the mandatory COVID-19 lockdown. We anticipate the loan will be forgiven.

For the year ending December 31, 2020, MjLink owed Social Life Network $364,688.00. That expense was paid in full on March 12, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our chief executive officer, who is our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our chief executive officer, concluded that, as at December 31, 2020, our disclosure controls and procedures were not effective: (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. The conclusion reached by our chief executive officer was a result of the material weaknesses described below.

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

Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2020 assessment of the effectiveness of our internal control over financial reporting.

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

Based on our evaluation under the framework in COSO, our chief executive officer and chief financial officer have concluded that our internal controls over financial reporting were ineffective as of December 31, 2020 due to the above-noted material weaknesses with respect to disclosure controls and procedures. The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. We believe we have taken initial steps to mitigate these risks by consulting outside advisors where necessary.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Company plans to institute NetSuite as our Enterprise Resource Planning (ERP) tool to begin moving towards an adequate internal control over our financial reporting for fiscal year 2020.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Kenneth Tapp	Chairman, Chief Executive Officer, & Chief Technology Officer of Social Life Network and MjLink	51	June 6, 2016
Britt Glassburn	Board Member of Social Life Network	55	January 21, 2020
Brian Lazarus	Board Member of Social Life Network and MjLink	65	January 21, 2020
Gregory Todd Markey	President of MjMicro and Board Member of Social Life Network and MjLink	36	January 21, 2020
Lynn Murphy	Board Member of Social Life Network	57	January 21, 2020

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

Kenneth Tapp, Chairman of the Board, Chief Executive Officer, Chief Technology Officer

Ken Tapp has served as our Chairman, Chief Executive Officer and Chief Technology Officer since our inception. Ken Tapp has spent 30 years in the internet technology industry, including executive positions at MOVE.com and for the past 25 years as a director or executive at more than two dozen internet technology startups. Mr. Tapp has built and exited, through initial public offerings and acquisitions, 13 technology startups from 1996 through our inception in January of 2013.

Britt Glassburn, Board Member

Britt Glassburn was appointed as our Director on January 21, 2020. Britt Glassburn has spent nearly 30 years in the residential real estate industry, and over the past seven years focusing her attention to increasing the business acumen of real estate professionals through best-in-class technology tools and industry specific coaching.

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

Gregory Todd Markey, Board Member

Todd Markey was appointed as our Director on January 21, 2020. Mr. Markey has more than 10 years of finance and capital markets experience and is a trusted expert for micro-cap to small cap companies in expanding their investor and public relations. Additionally, he has assisted companies in the pre-IPO and up-listing process, from the OTC markets onto Nasdaq and NYSE stock exchanges.

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

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended December 31, 2020.

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

Nomination of Directors

As of March 29, 2021, we had not affected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If stockholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

According to the Nasdaq definition, we believe Brian Lazarus is an independent director because he is not an officer of our company and not a beneficial owner of a material amount of shares of our common stock and has not received compensation from us in excess of the relevant limits. We believe Lynn Murphy is an independent director because he is not our officer and not a beneficial owner of a material amount of our common stock shares, and we have not paid him compensation in excess of the relevant limits. We believe Britt Glassburn is an independent director because he is not our officer and not a beneficial owner of a material amount of shares of our common stock, and we have not paid him compensation in excess of the relevant limits. We have determined that Kenneth Tapp and Gregory Todd Markey are not independent because they are our employees and they receive compensation directly or indirectly from us for consulting and employment services, respectively.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2020;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2020; and

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company for the years ended December 31, 2020 and December 31, 2019 are set out in the following summary compensation table:

Summary Compensation Table
Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth Tapp (1)	2020	(5)	-	-	-	-	-	-	-	-
Chairman, Chief Executive Officer, and Chief Technology Office	2019	(4)	-	-	-	-	-	-	-	-
Mark DiSiena (2)	2020	(5)	50,000	-	-	-			-	50,000
Former-Chief Financial Officer	2019	(4)	120,000	-	-	-	-	-	-	120,000
Gregory Todd Markey (3)	20205)		20,000	-	-	-	-	-	-	20,000
Director of Investor Relations(3)	2019	(4)	60,000	8,000	-	-	-	-	6,000	74,000

(1)	At our inception, Kenneth Tapp was appointed as our Chief Executive Officer, Chief Technology Officer, and Chairman.
(2)	Mark DiSiena was appointed as our Chief Financial Officer on November 1, 2018 and resigned February 24, 2020. Mark DiSiena is currently a contractor and is paid by our company.
(3)	Gregory Todd Markey was appointed as our head of investor relations on April 1, 2019; and was appointed as a Board Director as of January 21, 2020.
(4)	Year ended December 31, 2019.
(5)	Year ended December 31, 2020.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or board advisors at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Compensation of Directors

The table below shows the compensation of our Directors and Board Advisors who were not our named executive officers for the fiscal year ended December 31, 2020:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Leslie Bocskor(1) (2)	35,000	-	-	-	-	-	35,000
Kenneth Granville(1) (2)	-	-	-	-	-	-	-
Vincent (Tripp) Keber(1)(3)	30,000	-	-	-	-	-	30,000

(1)	Messrs. Bocskor, Granville and Keber were appointed as our directors on August 1, 2018, and resigned on January 21, 2020, but remained as Board Advisors through July 31, 2020.

(2)	During the time Leslie Bocskor was our Director and Advisor, he was the President/Founder of Electrum Partners, which received $35,000 in consulting fees for fiscal year 2020.

(3)	During Fiscal 2020, we paid our former Director and Advisor, Vincent “Tripp” Keber consulting fees of $30,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2021, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our current directors, our named executive officers and by our current executive officers and directors as a group.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
LVC Consulting, LLC c/o Kenneth Tapp 3465 S Gaylord Ct. Suite A509 Englewood, Colorado 80113	Common Stock	59,736,667	(3)	0.78%
Media Star Promotions c/o Brian Lazarus 319 Clubhouse Lane Hunt Valley, MD 21031	Common Stock	5,000,000	(4)	0.07%
Britt Glassburn 3465 S Gaylord Ct. Suite A509 Englewood, Colorado 80113	Common Stock	1,283,333	(6)	0.02%
Gregory Todd Markey 3465 S Gaylord Ct. Suite A509 Englewood, Colorado 80113	Common Stock	1,000,000	(7)	0.01%
Lynn Murphy 3465 S Gaylord Ct. Suite A509 Englewood, Colorado 80113	Common Stock	608,333	(8)	0.01%
All executive officers and directors as a group (5 persons)	Common Stock	66,628,333		0.89%

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Percentage of common stock is based on 7,435,854,032 shares of our common stock issued and outstanding as of March __, 2020

(3)	Kenneth Tapp was appointed as Chief Executive Officer, Chief Technology Officer, and Chairman since our inception.

(4)	Brian Lazarus has been a Director since January 21, 2020.

(5)	Britt Glassburn has been a Director since January 21, 2020.

(6)	Gregory Todd Markey has been a Director since January 21, 2020.

(7)	Lynn Murphy has been a Director since January 21, 2020.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since January 1, 2021, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $5,000 or one percent of our total assets at December 31, 2020, and in which any of the following persons had or will have a direct or indirect material interest:

(a)	any director or executive officer of our company;

(b)	any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities;

(c)	any person that is part of a group, consisting of two or more persons that agreed to act together for the purpose of acquiring, holding, voting or disposing of our common stock, that acquired control of our company when it was a shell company; and

(d)	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

We have Technology Business Incubator (TBI) license agreements with MjLink.com Inc., LikeRE.com Inc., HuntPost.com Inc., RacketStar.com Inc., FutPost.com Inc., GolfLynk.com Inc., CycleFans.com Inc., WEnRV.com Inc., RaceDY.com Inc., and SpaceZE.com Inc. which provides that our TBI licensees pay us a license fee of 5% percentage of annual revenues generated, and 15% of their common stock, issuable immediately prior to a liquidity event such as an IPO or sale of 51% or more, of a licensee’s common stock. The 15% of common stock is non-dilutive prior to a liquidity event described above. Our Chief Executive Office, Kenneth Tapp owns less than 1% of our outstanding shares and is a board member of each of our TBI licensees. Ken Tapp owns less than 9.99% of the outstanding stock in each of our licensees. Pricing for the license agreements was set by our board of directors. This type of licensing agreement is standard for technology incubators and tech start-up accelerators.

Our related party revenue for Fiscal Year 2020 was $250,000 or 96.2% of our gross revenue.

During Fiscal Year 2020, we paid 2 of our Advisors, Leslie Bocskor and Vincent (Tripp) Keber $35,000 and $30,000for their consulting services, during fiscal year 2020.

From January 1, 2019, through December 31, 2020 Kenneth Tapp, from time-to-time provided short-term interest free loans amounting to $145,000 for the Company’s operations; at year end 2020 we owed $113,675 to Kenneth Tapp.

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

Fees	2020	2019
Audit Fees	$45,376	$37,800
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$45,376	$37,800

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

DATE: March 31, 2021
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
Ken Tapp
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: March 31, 2021	By:	/s/ Britt Glassburn
Britt Glassburn, Director

DATE: March 31, 2021	By:	/s/ Brian Lazarus
Brian Lazarus, Director

DATE: March 31, 2021	By:	/s/ Todd Markey
Gregory Todd Markey, Director

DATE: March 31, 2021	By:	/s/ Lynn Murphy
Lynn Murphy, Director

