Form 10-K/A
period 2020-12-31
Social Life Network, Inc.
filed 2021-05-26
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Not Applicable

i

EXPLANATORY NOTE

We are submitting this Form 10-K/A to add to our financial statements for our fiscal year ended December 31, 2020, only Note 8A (Subsequent Events). Apart from this Subsequent Event, there have been no changes to our year end 2020 financial statements.

ii

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

Since its incorporation in September 2018, MjLink functionally operated as our cannabis and hemp division, which we funded; however, effective as of August 6, 2020, MjLink operated independently of us and we no longer funded MjLink. As of December 31, 2020 and thereafter, we have owned 800,000 Class A common stock shares of MjLink at a value of $0.10 per share for an aggregate value of $80,000. The Shares were issued to us for the social networking software license fee from January 2020 through December 2020. The share count of 800,000 MjLink Class A common stock shares represents 15.17% of the total outstanding shares issued from MjLink as of December 31st, 2020.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Social Life Network, Inc. as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC

We have served as the Company’s auditor since 2017

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

Since its incorporation in September 2018, MjLink functionally operated as our cannabis and hemp division, which we funded; however, effective as of August 6, 2020, MjLink operated independently of us and we no longer funded MjLink. As of December 31, 2020 and thereafter, we have owned 800,000 Class A common stock shares of MjLink at a value of $0.10 per share for an aggregate value of $80,000. The Shares were issued to us for the social networking software license fee from January 2020 through December 2020. The share count of 800,000 Class A common stock shares represents 15.17% of the total outstanding shares issued from MjLink as of December 31st, 2020.

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

For the year ending December 31, 2020, MjLink owed Social Life Network $364,688.00. That expense was paid in full on March 12, 2021.

8A. Subsequent Event

The Company completed a December 31, 2020 Division Spin-Off Agreement (“Spin-Off Agreement) between MjLink.com, Inc. (“MjLink”) and the Company whereby the Parties agreed to cease the Company operating MjLink as its cannabis division and going forward MjLink would conduct its own operations. The Spin-Off has a subsequent financial effect that could potentially increase the profit margins for the Company by removing the ongoing operating expenses of MjLink as a division. The Company expects a net gain to occur in the first quarter of 2021 as a subsequent event of the spin-off of MjLink as a division. MjLink is expected to be worth more as an independent entity than as a division of the Company. MjLink issued the Company 800,000 of its Common Stock Shares or 15.17% of its outstanding shares for MjLink’s use of the Company’s license from January 1st 2020 to December 31, 2020. Ken Tapp is the Chief Executive Officer of both the Company and MjLink and thus the transaction was treated as a related party transaction. To reflect the true intention of the Parties to the Spin-Off Agreement, the Parties then agreed in an Amended Spin-Off Agreement to reflect an effective date of 12:01 am on January 1, 2021 regarding the Spin-Off transaction (“Effective Date”). Apart from the Effective Date there were no further changes to the Spin-Off Agreement.

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

DATE: May 26, 2021
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
Ken Tapp
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: May 26, 2021	By:	/s/ Britt Glassburn
Britt Glassburn, Director

DATE: May 26, 2021	By:	/s/ Brian Lazarus
Brian Lazarus, Director

DATE: May 26, 2021	By:	/s/ Todd Markey
Gregory Todd Markey, Director

DATE: May 26, 2021	By:	/s/ Lynn Murphy
Lynn Murphy, Director

