Form 10-Q
period 2021-03-31
Social Life Network, Inc.
filed 2021-05-26
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The Company has 7,675,367,467 common stock shares outstanding as of May 24, 2021.

2

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

SOCIAL LIFE NETWORK, INC.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$114,695	$-
Accounts receivable	-	52
Accounts receivable – related party	407,500	368,000
Prepaid expenses	45,000	-
Assets from discontinued operations	-	28,500
Total current assets	567,195	396,552
Investment–related party	800	-
Total Assets	$567,995	$396,552

LIABILITIES AND STOCKHOLERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$112,537	$189,169
Cash overdraft		307
Total Current Liabilities	112,537	189,476
Loans payable – related party	169,925	113,675
PPP Loan	163,111	163,111
Convertible debt and accrued interest	-	128,346
Total Liabilities	445,573	594,608

Stockholders’ Equity (Deficit):
Common Stock par value $0.001 10,000,000,000 shares authorized, 7,443,135,871 and 6,368,332,350 shares issued, respectively	7,441,151	6,368,347
Additional paid in capital	24,128,008	25,199,811
Accumulated deficit	(31,446,737)	(31,766,214)
Total Stockholders’ Equity (Deficit)	122,422	(198,056)
Total Liabilities and Stockholders’ Equity	$567,995	$396,552

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Licensing revenue – related party	$62,500	$62,500
Total revenue	62,500	62,500
Costs of goods sold	-	1,282
Gross margin	62,500	61,218

Operating Expenses:
Compensation expense	43,934	63,793
Sales and marketing	138	5,632
General and administrative	146,794	143,025
Total operating expenses	190,866	212,450

Income (Loss) from operations	(128,366)	(151,232)

Other (Income) expense:
Interest expense	-	28,500
Other (income) expense	(110,854)	40,290
Total other expense (income)	(110,854)	68,790

Net Income (Loss) from continuing operations	$(17,512)	$(220,022)

Net income (loss) from discontinued operations	(27,700)	(2,968)
Net income (loss)	$(45,212)	$(222,990)
Income (loss) per share from continuing operations
Basic	(0.00)	(0.00)
Diluted	$(0.00)	$(0.00)

Income (loss) per share from discontinued operations
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Basic	7,443,135,781	556,248,107
Diluted	7,451,800,634	2,020,195,518

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

unaudited

	Common Stock B		Common Stock A		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	-	$-	140,777,231	$140,791	$31,016,394	$(31,563,493)	$(406,308)
Common stock issued to investors			6,277,555,119	6,227,555	(5,666,864)		560,691
Net Loss for quarter ended December 31, 2020						(202,720)	(202,720)
Rounding						(1)	(1)
Balance, December 31, 2020	25,000,000	-	6,368,332,350	6,368,346	25,199,811	(31,766,214)	(198,057)
Common stock issued upon the conversion of convertible notes			1,072,803,521	1,070,805	(854,837)		215,968
MJLink spinoff adjustments					(314,967)	364,689	49,723
Common stock issued in private placement			2,000,000	2,000	98,000		100,000
Net loss discontinued operations						(27,700)	(27,700)
Net loss continuing operations						(17,512)	(17,512)
Balance, March 31, 2021	25,000,000	$-	7,443,135,781	$7,441,151	$24,128,007	$(31,446,737)	$122,422

The accompanying notes are an integral part of these financial statements.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flow from operating activities:
Net Income (loss) from continuing operations	$(17,512)	$(220,022)
Net income (loss) from discontinued operations	(27,700)	(2,968)
Loss on the extinguishment of debt	25,824
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(11,448)	12,500
Prepaid expenses	(45,000)	13,631
Accounts payable and accrued expenses	34,088	(102,977)
Net cash used in operating activities	(41,748)	(299,836)

Cash flows used in investing activities:
Investment in MJ Link	(800)	-
Net cash used in investing activities	(800)	-

Cash flows from financing activities:
Proceeds from the sale of common stock – private placement	100,000	-
Proceeds from the sale of common stock – convertible note	-	294,647
Loans payable -related party	56,250	-
Net cash provided by financing activities	156,250	294,647

Net increase/decrease in cash	114,502	(5,190)
Cash at beginning of period	193	11,567
Cash at end of period	$114,695	$6,367

Supplemental Disclosures:
Cash paid during the year for:
Interest	$-	$28,501
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

COMPARATIVE RESULTS FOR FISCAL YEARS

Consolidated Performance - Results of Operations for the 3-month periods ended March 31, 2021 and 2020

Revenues

For the 3-month period ending March 31, 2021, we recognized revenue from licensing of $62,500 compared to $62,500 dollars of revenue for the 3-month period ending March 31, 2020.

For the 3-month period ending March 31, 2021, we recognized zero digital subscription revenue as compared to zero for the 3-month period ending March 31, 2020, due to the discontinuation of selling digital subscriptions in 2021.

For the 3-month period ending March 31, 2021, we recognized zero event revenue as compared to zero for the 3-month period ending March 31, 2020, due to the discontinuation of putting on events in 2021.

For the 3-month period ending March 31, 2021, we recognized zero digital marketing revenue as compared to zero for the 3-month period ending March 31, 2020, due to the discontinuation of selling digital marketing in 2021.

Cost of Revenue

Cost of revenue was zero for the 3-month period ending March 31, 2021 compared to $1,282 the 3-month period ending March 31, 2020, representing decreased revenue of $1,282 or 100%. The decrease is due to the discontinuation of selling digital subscriptions, events and digital marketing in 2021.

Operating Expenses

Cash-paid compensation expense decreased by $19,859 or 48% to $43,934 for the 3-month period ending March 31, 2021 from $63,793 for the 3-month period ending March 31, 2021. The decrease is due to the discontinuation of selling digital subscriptions, events and digital marketing in 2021.

During the 3-month period ending March 31, 2021, we recognized zero of non-cash stock-based compensation expense for employees, consultants, and professionals compared to zero for the 3-month period ending March 31, 2020.

During the 3-month periods ending March 31, 2021 and 2020, we recognized zero of non-cash stock-based compensation expense for warrants for the respective quarters.

Sales and marketing expense decreased by $5,694 to $138 for the 3-month period ending March 31, 2021 from $5,632 for the 3-month period ending March 31, 2020. The decrease is due to the discontinuation of selling digital subscriptions, events and digital marketing in 2021.

General and administrative expense was $146,794 for the 3-month period ending March 31, 2021, approximately equivalent to $143,025 for the 3-month period ending March 31, 2020.

Other income

During the three months ended March 31, 2021, we generated $110,854 of other income from the gain from converting our debt and accrued interest outstanding into common stock.

Net Loss

Our net loss for the for the 3-month period ending March 31, 2021 was $17,512 compared to a net loss of $220,022 for the 3-month period ending March 31, 2020. The decrease in net loss of $202,510 is a result of lack of issuance of non-cash stock-based compensation expenses to our personnel, and reduction in revenue, offset with the gain received for the conversion of our convertible debt to zero.

Additionally as result of the spinoff of MJLink which became a discontinued operation, we incurred net losses from discontinued operations of $27,700 and $2,698, respectively, for the period ended March 31, 2021 and March 31, 2020, respectively.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the 3-month period ending March 31, 2021, net cash inflows used in operating activities was $41,748 compared to net cash used of $299,836 for the 3-month period ending March 31, 2020. The $258,088 decrease in cash in operating activities is primarily attributable to the reduction of $202,510 in our operating losses during the three months ended March 31, 2021.

Cash Flows from Financing Activities

For the 3-month period ending March 31, 2021, net cash provided by financing activities was $156,250 compared to $294,647 for the 3-month period ended March 31, 2020.

SOCIAL LIFE NETWORK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Social Life Network, Inc. (referred to herein as “we” or “our” or “us”) is a Technology Business Incubator (TBI) that provides tech start-ups with seed technology development and executive leadership, making it easier for start-up founders to focus on raising capital, perfecting their business model, and growing their network usership. Our seed technology is an artificial intelligence (AI) powered social network and Ecommerce platform that leverages blockchain technology to increase speed, security, and accuracy on the niche social networks that we license to the companies in our TBI.

Corporate Changes

On August 30, 1985, we were incorporated as a private corporation, CJ Industries, Inc., in California. On February 24, 2004, we merged with Calvert Corporation, a Nevada Corporation, changed our name to Sew Cal Logo, Inc., and moved our domicile to Nevada, at which time our common stock became traded under the ticker symbol “SEWC”.

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

On September 20, 2018, we incorporated MjLink.com, Inc. (“MjLink”), a Delaware Corporation. On February 1, 2020, MjLink.com, Inc. filed its Form 1-A Offering Document for a Regulation A Tier 2 initial public offering, which the SEC qualified on September 28, 2020. . We ceased operating MjLink as a division and they continued operations as an independent company, in return for 15.17% of the MjLink.com, Inc. outstanding Class A common stock shares.

On March 4, 2020, our Board increased our number of authorized shares of Common Stock from 500,000,000 to 2,500,000,000 Common Stock Shares pursuant to an amendment to our Articles of Incorporation with the state of Nevada, and submitted to Nevada our Certificate of Designation of Preferences, Rights and Limitations of our Class B Common Stock, providing that each Class B Common Stock Share has one-hundred (100) votes on all matters presented to be voted by the holders of Common Stock. The Class B Common Stock Shares only have voting power and have no equity, cash value, or any other value.

Effective March 4, 2020, our Board of Directors (the “Board”) authorized the issuance of twenty-five million (25,000,000) Class B Common Stock Shares to Ken Tapp, our Chief Executive Officer, in return for his services as our Chief Executive Officer from February 1, 2016 to February 29, 2020, which shares are equal to two billion five hundred million (2,500,000,000) votes and have no equity, cash value or any other value.

Effective March 28, 2021, our Board the issuance of fifty million (50,000,000) Class B Common Stock Shares to Ken Tapp, our Chief Executive Officer, in return for his services as our Chief Executive Officer from March 1, 2020 to February 28, 2021, which shares are equal to five billion (5,000,000,000) votes and have no equity, cash value or any other value. As of the date of this filing, our Chief Executive Officer controls approximately in excess of 98% of shareholder votes via the Company’s issuance of 75,000,000 Class B Shares to Ken Tapp, thereby controlling over 7,500,000,000 votes.

On May 8, 2020, we filed Amended and Restated Articles of Incorporation (“Amended Articles”) in Nevada to increase our authorized shares from 2,500,000,000 to 10,000,000,000 Shares and our Preferred Shares from 100,000,000 to 300,000,000 Shares. Additionally, the Amended Articles authorized us from May 8, 2020 and continuing until March 31, 2021, as determined by our Board in its sole discretion, to effect a Reverse Stock Split of not less than 1 share for every 5,000 shares and no more than 1 share for every 25,000 shares (the “Reverse Stock Split”).

On December 11th, 2020, we filed a Form 8-K stating that we would not be executing the Reverse Stock Split, which Reverse Stock Split expired on March 31st, 2021 pursuant to the May 8, 2020 Amended Articles described immediately above.

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

From 2013 through the first half of 2021, we have added niche social networking tech start-ups to our TBI that target consumers and business professionals in the Cannabis and Hemp, Residential Real Estate industry, Space industry, Hunting, Fishing, Camping and RV’ing industry, Racket Sports, Soccer, Golf, Cycling, and Motor Sports industries.

Each of our TBI licensees’ goal is to grow their network usership to a size enabling sale to an acquiring niche industry company or taking the TBI licensee public or helping them sell their company through a merger or acquisition.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended March 31, 2020 or 2020.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2020.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of March 31, 2020 and 2020.

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

On December 22, 2018, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at March 31,2020, using the new corporate tax rate of 21 percent. See Note 7.

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

NOTE 3 – GOING CONCERN

The Company’s unaudited financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company had an accumulated deficit of $31,446,737 at March 31, 2021, and a loss from continuing operations of $17,512. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next three months with existing cash on hand and public issuance of common stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that the Company will succeed in its future operations. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – RELATED PARTY TRANSACTIONS

Other than as disclosed below, there has been no transaction, since January 1, 2021, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $5,000 or one percent of our total assets at March 31, 2021, and in which any of the following persons had or will have a direct or indirect material interest:

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

We have Technology Business Incubator (TBI) license agreements with MjLink.com Inc., LikeRE.com Inc., HuntPost.com Inc., RacketStar.com Inc., FutPost.com Inc., GolfLynk.com Inc., CycleFans.com Inc., WEnRV.com Inc., RaceDY.com Inc., and SpaceZE.com Inc., which agreements provide that our TBI licensees pay us a license fee of 5% percentage of annual revenues generated, and 15% of their common stock, issuable immediately prior to a liquidity event such as an IPO or sale of 51% or more, of a licensee’s common stock. The 15% common stock payment is non-dilutive prior to a liquidity event described above. Our Chief Executive Office, Kenneth Tapp, owns less than 1% of our outstanding shares and is a board member of each of our TBI licensees. Ken Tapp owns less than 9.99% of the outstanding common stock in each of our licensees. Pricing for the license agreements was set by our board of directors. This type of licensing agreement is standard for technology incubators and tech start-up accelerators.

Our related party revenue year-to-date for Fiscal Year 2021 is $62,500 or 100.0% of our gross revenue.

We paid 1 (one) of our Advisors, Vincent (Tripp) Keber, $30,000 for his consulting services during the first quarter 2021.

From January 1, 2021 through March 31, 2021, Kenneth Tapp, from time-to-time, provided short-term interest free loans amounting to $145,000 for the Company’s operations. At March 31, 2021 we owed $169,925 to Kenneth Tapp.

As noted in Note 8, the Company completed a December 31, 2020 Division Spin-Off Agreement (“Spin-Off Agreement) between MjLink.com, Inc. (“MjLink”) and the Company whereby the Parties agreed to cease the Company operating MjLink as its cannabis division and going forward MjLink would conduct its own operations. The Company recorded a loss from discontinued operations of $27,700 during the three months ended March 31, 2021. With regards to the Spin-Off, MjLink issued the Company 800,000 of its Common Stock Shares or 15.17% of its outstanding shares for MjLink’s use of the Company’s license from January 1st 2020 to December 31, 2020. Ken Tapp is the Chief Executive Officer of both the Company and MjLink and thus the transaction was treated as a related party transaction. To reflect the true intention of the Parties to the Spin-Off Agreement, the Parties then agreed in an Amended Spin-Off Agreement to reflect an effective date of 12:01 am on January 1, 2021 regarding the Spin-Off transaction (“Effective Date”). Apart from the Effective Date there were no further changes to the Spin-Off Agreement.

NOTE 5 – SALES RETURNS

For the period ended March 31, 2021, the Company did not issue any credit memos.

NOTE 6 – STOCK WARRANTS

During the three months ended March 31, 2021 and the years ended December 31, 2020, 2019, we granted zero, zero and 1,594,853 warrants, respectively, to our advisors and employees, totaling 17,894,873 warrants (the “17,894,873 Warrants”). Each warrant entitles the holder to one Social Life Network common stock share at an exercise price ranging from five to twenty cents, with a weighted average price of seven cents. The term of our warrants have a range from 3 to 5 years from the initial exercise date. The warrants will be expensed as they become exercisable beginning January 1, 2018 through April 11, 2024. During the three months ended September 30, 2019, 300,000 additional warrants vested, and as of September 30, 2020 the 17,894,873 Warrants are 100% vested. During the twelve months ended December 31, 2019, we executed a cashless conversion of 8,800,020 vested warrants in exchange for 4,400,010 common stock shares. The remaining 9,064,853 outstanding warrants are currently 100% vested to date and not exercised. The aggregate fair value of the warrants as of December 31, 2020 total $2,238,800, which values are based on the Black-Scholes-Merton pricing model using the following estimates: exercise price ranging from $0.00 to $0.20, stock prices ranging from $0.0001 to $0.38, risk free rates ranging from 0.07% - 1.60%, volatility ranging from 391% to 562%, and expected life of the warrants ranging from 3 to 5 years.

A summary of the status of the outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Exercisable, December 31, 2019	9,094,853	$0.07	$-
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, March 31, 2020	9,094,853	$0.07	$-

Exercisable, March 31, 2020	9,094,853	0.07	-
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, June 30, 2020	9,094,853	0.07	$-

Exercisable, June 30, 2020	9,094,853	0.07	-
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, September 30, 2020	9,094,853	0.07	$-

Exercisable, September 30, 2020	9,094,853	$0.07	$-
Issued	-	-	-
Exercised	30,000	-	-
Expired	-	-	-
Outstanding, December 31, 2020	9,064,853	0.07	$-

Exercisable, December 31, 2020	9,064,853	0.07	$-

Exercisable, March 31, 2021	9,064,853	$0.07	$-
Issued	-	-	-
Exercised	101,003	-	-
Expired	-	-	-
Outstanding, December 31, 2020	8,963,850	0.07	$0.31

Range of Exercise Prices	Number Outstanding 3/31/2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.00 – 0.20	8,963,850	1.84 years	$0.07

In the $5,000,000 Complaint, the Company filed against a Convertible Lender as referenced below under Part II, Item 1, the Company alleges, among other things, that the warrants exercised by the Lender were unconscionable since it provided the defendants with $1,000,000 worth of our common stock and violated the doctrine of unconscionability under Nevada and Florida law, and on that basis, requested that the Court declare the transaction documents void and unenforceable.

In the $40,000,000 Complaint, The Company filed against a Convertible Lender as referenced below under Part II, Item 1, the Company alleges, among other things, that the Warrant Agreement (the “Warrant”) was substantively unconscionable under California law because it provided the Defendants with hundreds of millions of shares, despite the face of the Warrant providing that the Lender is entitled to only 412,000 Warrant Shares under the Warrant, and on that basis, requested that the Court declare that the Securities Contracts (the transaction documents) are unconscionable and void and unenforceable, including the Warrant Agreement.

NOTE 7 – COMMON STOCK AND CONVERTIBLE DEBT

Common Stock

Class A

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

After unanimous Board of Director approval and Shareholder Approval by consent of over 51% of the Company’s outstanding shares, filing of the Company’s Definitive Information Statement, and notice to shareholders, the Company filed an Amended and Restated Articles of Incorporation to increase its authorized shares with the State of Nevada (which was approved by the State of Nevada on March 4, 2020) to 2.5 billion shares.

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

For the quarter ending June 30, 2020, several lenders converted their debt into 774,546,579 common shares at an average of $0.00060, for a value of $44,693.

For the quarter ending September 30, 2020, several lenders converted their debt into 2,125,389,202 common shares at an average of $0.00005, for a value of $111,977.

For the quarter ending December 31, 2020, several lenders converted their debt into 2,619,030,182 common shares at an average of $0.00082, for a value of $133,902.

For the quarter ending March 31, 2021, the remaining lenders converted their debt into 792,278,846 common shares at an average of $.00523, for a value of $270,174.

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

Effective March 28, 2021, our Board authorized the issuance of fifty million (50,000,000) Class B Common Stock Shares to Ken Tapp, our Chief Executive Officer, in return for his services as our Chief Executive Officer from March 1, 2020 to February 28, 2021, which shares are equal to five billion (5,000,000,000) votes and have no equity, cash value or any other value. As of the date of this filing, our Chief Executive Officer controls approximately in excess of 98% of shareholder votes via our issuance of 75,000,000 Class B Shares to Ken Tapp, thereby controlling over 7,500,000,000 votes.

Convertible Debt and Other Obligations

Convertible Debt

We have the following convertible notes payable as of March 31, 2021:*

Note	Funding Date	Maturity Date	Interest Rate	Original Borrowing	Average Conversion Price	Number of Shares Converted	Balance at March 31, 2021
Note payable (A)	April 15, 2019	November 14, 2019	7%	$100,000	$0.0000	810,911,013	$-
Note payable (B)	April 15, 2019	April 14, 2022	10%	$67,500	$0.0000	117,869,569	-
Note payable (C-1)	May 24, 2019	December 23, 2019	10%	$80,000	$0.00004	2,098,755,638	-
Note payable (C-2)	July 3, 2019	February 2, 2020	10%	$160,000	$0.0003	1,146,297,040	-
Note payable (D)	June 12, 2019	June 11, 2020	12%	$110,000	$0.0019	691,151,660	-
Note payable (E)	June 26, 2019	March 25, 2020	12%	$135,000	$0.00004	514,781,219	-
Note payable (F)	August 7, 2019	August 6, 2020	10%	$100,000	$0.0007	158,429,766	-
Note payable (G)	August 21, 2019	August 20, 2020	10%	$148,500	$0.0001	431,824,675	-
Note payable (H)	January 28, 2020	January 27, 2021	10%	63,000	$0.0001	1,102,499,999	-
Total					$0.0001		$-

*As indicated below in footnotes A-H, we had various convertible notes with funding dates in 2019 and 2020, which notes were paid in full and completely retired by February 5, 2021, specifically, as follows:

A- November 14, 2019

B - June 26, 2019

C - January 25, 2021

D – February 5, 2021

E – January 7, 2021

F – July 28, 2021

G – January 4, 2021

H – August 24, 2020

(A)	On April 15, 2019, we completed a 7-month term original issue discount convertible note and other related documents with an unaffiliated third-party funding group to generate $100,000 in additional available cash resources with a payback provision due. The note was paid in full on November 14, 2019 of $117,700 which includes the original issue discount of $10,000 and interest of $7,700. In connection therewith, we issued 150,000 common stock shares and additional 102,176 common stock shares on October 15, 2019, per our original agreement, 412,500 common stock warrants, and reserved 301,412,500 restricted common shares for potential conversion if the note was note paid in full. The shares were issued during the three months ended June 30, 2019. The conversion price is fixed at $0.15. Pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $13,333 at the date of issuance when the stock price was at $0.17 per share. This note was paid in full on November 14, 2019.

(B)	On April 15, 2019, we completed convertible debenture at zero interest and other related documents with an unaffiliated third-party funding group to generate $375,000 in additional available cash resources, the funds of which will be released over the 90 days following execution of the agreement in the amounts of $67,500, $90,000, and $180,000, with a payback provision of $75,000, $100,000, and $200,000, respectively, over 36 months. In connection therewith, the Company issued 300,000 common stock warrants, and 20,192,307 restricted common shares as reserve for potential conversion if the note was note paid in full. The note was unsecured and did not bear interest; however, the implied interest was determined to be 10% over 36 months since the note was issued at a 10% discount. Subsequently, on June 26, 2019 we nullified the agreement and other related documents with this funding group after the initial disbursement of $67,500. We refunded the initial tranche of $67,500, a 10% redemption fee of $7,500 for the principle amount plus for the original issue discount of $7,500, and other additional administrative fees of $30,000, which totaled $105,000. This note was paid in full on June 26, 2019.

(C)	On May 24, 2019, we completed a 7-month fixed convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $240,000, which will be distributed in three equal monthly tranches of $80,000, in additional available cash resources with a payback provision of $80,000 plus the original issue discount of $4,000 or $84,000 due seven months from each funding date for each tranche, totaling $252,000. We received only two of the three tranches of $80,000, generating $160,000 in additional available cash resources with a payback provision due on December 23, 2019 and February 2, 2020 totaling $184,800 which includes the original issue discount of $8,000 plus interest of $16,800. In connection therewith, we issued 50,000 common stock shares for two tranches with another 25,000 common stock shares to be issued with the third tranche, and we have reserved 8,000,000 which was subsequently increased to 3 billion restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. We determined that because the conversion price is variable and unknown, it could not determine if it had enough reserve shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $130,633 at the date of issuance when the stock price was at $0.12 per share. This note was paid in full on January 25, 2021.

(D)	On June 12, 2019, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $110,000 in additional available cash resources with a payback provision due on June 11, 2020 of $135,250 which includes the original issue discount of $11,000 plus interest of $14,250. In connection with the note, we have reserved 14,400,000 restricted common shares as reserve for conversion. The conversion price is a 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. We determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. On December 19, 2019, we converted $10,000 of principle into 495,472,078 shares of common stock at approximately $0.035 per share. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $59,231 at the date of issuance when the stock price was at $0.11 per share. This note was paid in full on February 5, 2021.

(E)	On June 26, 2019, we completed a 9-month senior convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $135,000 in additional available cash resources with a payback provision due on March 25, 2020 of $168,000 which includes the original issue discount of $15,000 plus interest of $18,000. In connection with the note, we issued 100,000 common stock shares and has reserved 15,000,000, which was subsequently increased to 1 billion restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. We determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $72,692 at the date of issuance when the stock price was at $0.11 per share. This note was paid in full on January 7, 2021.

(F)	On August 7, 2019, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $100,000 in additional available cash resources with a payback provision due on August 6, 2020 of $121,000 which includes the original issue discount of $10,000 plus interest of $11,000. In connection with the note, we issued 100,000 common stock shares and has reserved 677,973,124, which was subsequently increased to 105,769,231, restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. We determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $73,750 at the date of issuance when the stock price was at $0.09 per share. This note was paid in full on July 28, 2020.

(G)	On August 21, 2019, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $148,500, which would be distributed in three equal monthly tranches of $49,500. Only one tranche of $49,500 was received, and created available cash resources with a payback provision of $49,500 plus the original issue discount of $5,500 or $55,000 due twelve months from each funding date for each tranche, totaling $165,000. We generated $49,500 in additional available cash resources with a payback provision due on August 20, 2020 totaling $60,500 which includes the original issue discount of $5,500 plus interest of $5,500. In connection therewith, we issued 50,000 common stock shares for the first tranche with another 50,000 common stock shares to be issued with each additional tranche, which will total 150,000 common shares; we have reserved 80,000,000 which was subsequently increased to 2 billion restricted common shares for conversion. The conversion price is the 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. We determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $26,654 at the date of issuance when the stock price was approximately $0.07 per share. This note was paid in full on January 4, 2021.

(H)	On January 28, 2020, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate up to $925,000, which will be distributed in multiple tranches to be determined, in additional available cash resources with a payback provision of principle debt without an original issue discount plus interest. We received only one tranche and generated $63,000 in additional available cash resources with a payback provision due on January 27, 2021 totaling $69,300 which includes the principle plus interest of $6,300. We reserved 41,331,475, which was subsequently increased to 1billion restricted common shares for conversion. The conversion price is the 39% discount to the average of the two (2) lowest trading prices during the previous fifteen (15) trading days to the date of a Conversion Notice. We determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $40,279 at the date of issuance when the stock price was approximately $0.01 per share. This note was paid in full on August 24, 2020.

●	On June 26, 2019, we fully met and timely paid its debt obligation to Note Payable (B).
●	On November 14, 2019, we fully met and timely paid its debt obligation to Note Payable (A).
●	On July 28, 2020, we fully met and timely paid its debt obligation to Note Payable (F).
●	On August 24, 2020, we fully met and timely paid its debt obligation to Note Payable (H).
●	On November 3, 2020, we fully met and timely paid its debt obligation to Note Payable (C-1).
●	On January 4, 2021, we fully met and timely paid its debt obligation to Note Payable (G).
●	On January 7, 2021, we fully met and timely paid its debt obligation to Note Payable (E).
●	On January 25, 2021, we fully met and timely paid its debt obligation to Note Payable (C-2).
●	On February 5, 2021, we fully met and timely paid its debt obligation to Note Payable (D).

Accordingly, all of our convertible plus interest obligation was fully settled in the first quarter 2021.

Other Obligations

For the quarter ending March 31, 2021, Kenneth Tapp, from time-to-time provided short-term interest free loans for the Company’s operations. For the first quarter ending of 2021, Kenneth Tapp provided an additional net amount of $84,197 in short term interest free loans for legal expenses, totaling $169,925 liquidity for year-to-date March 31st, 2021.

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

On March 12, 2021, MjLink.com relieved all its $364,688 debt obligation to Social Life Network.

The Company’s executive and administrative office is located at 3465 Gaylord Court, Suite A509, Englewood, Colorado 80113. The Company had total rent expense for the quarter ended March 31, 2021 and 2020 of $8,590 and $5,699, respectively, which is recorded as part of General and Administrative expenses in the Statement of Operations.

NOTE 8 -DISCONTINUED OPERATIONS

The Company completed a December 31, 2020 Division Spin-Off Agreement (“Spin-Off Agreement) between MjLink.com, Inc. (“MjLink”) and the Company whereby the Parties agreed to cease the Company operating MjLink as its cannabis division and going forward MjLink would conduct its own operations. The Spin-Off has a subsequent financial effect that could potentially increase the profit margins for the Company by removing the ongoing operating expenses of MjLink as a division. The Company recorded a loss from discontinued operations of $27,700 during the three months ended March 31, 2021. MjLink is expected to be worth more as an independent entity than as a division of the Company. MjLink issued the Company 800,000 of its Common Stock Shares or 15.17% of its outstanding shares for MjLink’s use of the Company’s license from January 1st 2020 to December 31, 2020. Ken Tapp is the Chief Executive Officer of both the Company and MjLink and thus the transaction was treated as a related party transaction. To reflect the true intention of the Parties to the Spin-Off Agreement, the Parties then agreed in an Amended Spin-Off Agreement to reflect an effective date of 12:01 am on January 1, 2021 regarding the Spin-Off transaction (“Effective Date”). Apart from the Effective Date there were no further changes to the Spin-Off Agreement.

	Three Months ended
	March 31, 2021	March 31, 2020

Operating loss	$(27,700)	$(2,968)

Income(loss) before provision for income taxes	(27,700)	$(2,968)
Provision for income taxes	-	-_
Net income (loss)	$(27,700)	$(2,968)

NOTE 9 – SUBSEQUENT EVENTS

Common Stock

As of May 17, 2021, the Company has not issued common stock shares to an employee nor has sold common shares to an accredited investor.

On April 7th, 2021, LVC Consulting returned 29,736,667 common shares into the Company’s treasury, leaving LVC Consulting with 30 million common shares.

On April 9, 2021, we (OTC: WDLF) filed a $5,000,000 complaint in The United States District Court for the Southern District of Florida against a convertible debt funder, including allegations of operating as an unregistered dealer and securities fraud.

On April 19, 2021, we filed a $40,000,000 complaint in The United States District Court for the Southern District of California against a convertible debt funder, including allegations of operating as an unregistered dealer and securities fraud.

Convertible Debt

As of May 17, 2021, the Company has not entered into any convertible debt arrangements.

Other Obligations

For the quarter ending March 31, 2021, Kenneth Tapp, from time-to-time provided short-term interest free loans for the Company’s operations. For the first quarter ending of 2021, Kenneth Tapp provided an additional net amount of $84,197 in short term interest free loans, totaling $169,925 liquidity for year-to-date 2021.

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

Our financial statements t dated March 31, 2021 have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. The Company had an accumulated deficit of $31,446,737 at March 31, 2021, had a net loss of $45,212 and used 41,748 in cash from operating activities for the three months ended March 31, 2021. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. Although we may be successful in obtaining financing and/or generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such funding will be achieved at a sufficient level or that we will succeed in our future operations.

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

We have generated a majority of our revenue for the 3 months ended 2021 from licensing revenue and our revenue from digital marketing, microcap events, and digital subscription services of MjInvest.com have been suspended due to COVID-19. The loss of the majority of our revenues in future periods in any of these revenue categories will negatively and materially affect our results of operations.

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

We have generated a majority of our revenue in 2021 and 2020 from licensing, event, and digital marketing revenues, respectively; the loss of the majority of our revenues in future periods will negatively affect our results of operations. Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this annual report, our executive officers and directors and their respective affiliates beneficially own approximately 0.80% of our outstanding voting stock, including our Chief Executive Officer who owns 0.94% of our voting securities. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted, or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We expect that our development costs to increase in future periods as we expand into new areas, and such increased costs could negatively affect our future operating results. We expect to continue to expend substantial financial and other resources on our current business operations and the creation of organized virtual -events and digital marketing and advertising initiatives. Furthermore, we intend to invest in marketing, licensing and product development programs, as well as associated sales and marketing programs, and general administration. These investments may not result in increased revenue or growth in the business. Our failure to materially increase our revenues could have a material adverse effect on our business, results of operations, and financial condition.

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

We will remain an Emerging Growth Company until the earliest of (i) the end of the fiscal year in which the market value of its Common Stock that is held by non-affiliates exceeds $700 million as of March 31, (ii) the end of the fiscal year in which it has total annual gross revenue of $1 billion or more during such fiscal year, (iii) the date on which it issues more than $1 billion in non-convertible debt in a three-year period or (iv) five years from the date of this proxy statement.

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

During 2021 and 2020, we experienced material decreases in our revenues due to Covid-19

During 2021 and 2020, we experienced material decreases in our revenues and results of operations due to Covid-19 when comparing our 2019 results to our 2020 and 2021 financial results. Should this downward Covid-19 related trend continue, our revenues and results of operations will continue to be materially and negatively impacted.

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

ITEM 2. PROPERTIES

Our executive and administrative office is located at 3465 Gaylord Court, Suite A509, Englewood, Colorado 80113. We had total rent expense for the quarter ended March 31, 2021 and 2020 of $8,590 and $5,699, respectively, which is recorded as part of General and Administrative expenses in the Statement of Operations.

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

On April 9, 2021, we (OTC: WDLF) filed a $5,000,000 complaint in The United States District Court for the Southern District of Florida against a convertible debt funder, including allegations of operating as an unregistered dealer and securities fraud.

On April 19, 2021, we filed a $40,000,000 complaint in The United States District Court for the Southern District of California against a convertible debt funder,. including allegations of operating as an unregistered dealer and securities fraud.

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

Trends and Uncertainties

Our business is subject to the trends and uncertainties associated with expansion of niche industry social networks and ecommerce solutions are increasing in popularity and availability. At some point, industry saturation of technology solutions that we provide to, and support for TBI participant tech startup companies will make it more difficult for our business model to expand. This will force our company to innovate new technology solutions, which will undoubtedly cost more money to fund.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. The Company had an accumulated deficit of $31,811,777 at March 31, 2021, had a net loss of $45,564 and lost $205,123 in operating activities for the three months ended March 31, 2021. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand. While we believe that we will be successful generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that we will succeed in our future operations.

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

On April 9, 2021, we (OTC: WDLF) filed a $5,000,000 complaint in the United States District Court for the Southern District of Florida against a convertible debt funder, the complaint of which may be accessed at:

https://www.sec.gov/Archives/edgar/data/1281984/000149315221008449/ex99-1.htm

On April 19, 2021, we filed a $40,000,000 complaint in the United States District Court for the Southern District of California against a convertible debt funder, the complaint of which may be accessed at:

https:www.socialnetwork.ai/LGH-filing.pdf

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to us or our subsidiary or has a material interest adverse to our company or our subsidiary.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the 12-month period ending December 31, 2019, a lender converted their debt into 284,373 common shares at an average of $0.03517 for a value of $10,000.

For the 12-month period ending December 31, 2020, several lenders converted their debt into 6,102,436,839 common shares at an average of $0.00009 for a value of $548,646.

For the 3-month period ending March 31, 2021, the remaining lenders converted their debt into 709,449,528 common shares at an average of $0.00038 for a value of $271,174.

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

