Form 10-Q
period 2021-06-30
Social Life Network, Inc.
filed 2021-08-16
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The Company has 7,413,399,204 common stock shares outstanding as of August 16, 2021.

2

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

SOCIAL LIFE NETWORK, INC.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	F-2

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss Income for the three and six months ended June 30, 2021, and 2020	F-3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2021	F-4

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2020	F-4

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021, and 2020	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$15,345	$-
Accounts receivable	-	52
Accounts receivable – related party	408,000	368,000
Prepaid expenses	45,000	-
Assets from discontinued operations	-	28,500
Total current assets	468,345	396,552
Investment–related party	-	-
Total Assets	$468,345	$396,552

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$110,052	$189,169
Cash overdraft	-	307
Total Current Liabilities	110,052	189,476
Loans payable – related party	170,425	113,675
PPP Loan	163,111	163,111
Convertible debt and accrued interest	-	128,346
Total Liabilities	443,588	594,608

Stockholders’ Equity (Deficit):
Common Stock par value $0.001 10,000,000,000 shares authorized, 7,413,399,204 and 6,368,332,350 shares issued and outstanding as of June 20, 2021 and December 31, 2020, respectively	7,411,414	6,368,347
Additional paid in capital	24,157,744	25,199,811
Accumulated deficit	(31,544,401)	(31,766,214)
Total Stockholders’ Equity (Deficit)	24,757	(198,056)
Total Liabilities and Stockholders’ Equity	$468,345	$396,552

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues
Digital subscription revenue	$-	$7,292	$-	$16,534
Licensing revenue – related party	90,000	62,500	152,500	125,000
Total revenue	90,000	69,792	152,500	141,534
Cost of goods sold	8,889	(10,744)	8,889	(8,679)
Gross margin	81,111	59,048	143,611	132,855

Operating expenses
Compensation expense	8,747	113,491	52,681	279,969
Sales and marketing	12,409	2,650	12,547	8,282
General and administrative	157,619	77,815	304,413	129,402
Total operating expenses	178,775	193,956	369,641	417,653

Operating loss	(97,664)	(134,908)	(226,030)	(284,798)

Oher income (expense)
Gain on the extinguishment of convertible promissory notes	-	-	-	-
Gain on sale of discontinued assets	-	-	-
Interest expense	-	(32,062)	-	(60,563)
Other income (expense)	-	44,693	110,854	4,404
Total other income (expense)	-	12,631	110,854	(56,159)

Net loss from continuing operations	$(97,664)	$(122,277)	$(115,176)	$(340,957)

Net loss from discontinued operations	-	-	(27,700)	-

Net income (loss)	$(97,664)	$(122,277)	$(142,876)	$(340,957)

Weighted average number of shares outstanding
Basic	7,413,399,204	1,330,794,686	6,908,703,181	1,330,794,686
Diluted	7,413,399,204	8,195,270,924	7,451,800,634	8,195,270,924

Net income (loss) per share from continuing operations
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share from discontinued operations
Basic	$0.00	$0.00	$(0.00)	$0.00
Diluted	$0.00	$0.00	$(0.00)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(unaudited)

	Common Stock B		Common Stock A		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance, January 1, 2021	25,000,000	$-	6,368,332,350	$6,368,346	$25,199,811	$(31,766,214)	$(198,057)
Net loss from discontinued operations						(27,700)	(27,700)
Net loss from continuing operations						(17,512)	(17,512)
Issuance of common stock in connection with:
Conversion of convertible notes			1,072,803,521	1,070,805	(854,837)		215,968
Private placement			2,000,000	2,000	98,000		100,000
MJLink spinoff adjustments					(314,967)	364,689	49,722
Balance, March 31, 2021	25,000,000	$-	7,443,135,871	$7,441,151	$24,128,007	$(31,446,737)	$122,421

Cancellation of shares issued in prior years			(29,736,667)	(29,737)	29,737	-	-
Net loss from discontinued operations						-	-
Net loss from continuing operations						(97,664)	(97,664)
Balance, June 30, 2021	25,000,000	$-	7,413,399,204	$7,411,414	$19,697,244	$(27,083,901)	$24,757

	Common Stock B		Common Stock A		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance, January 1, 2020	-	$-	140,777,231	$140,791	$31,016,394	$(31,563,493)	$(406,308)
Net loss						(222,990)	(222,990)
Issuance of common stock in connection with:
Shares issued to officers	25,000,000	-					-
Shares issued to investors			415,470,876	415,471	(120,825)		294,646
Balance, March 31, 2020	25,000,000	$-	556,248,107	$556,262	$30,895,569	$(31,786,483)	$(334,652)

Net loss						(100,789)	(100,789)
Issuance of common stock in connection with:
Shares issued to investors			774,546,579	774,547	(773,347)		1,200
Balance, June 30, 2020	25,000,000	$-	1,330,794,686	$1,330,809	$30,122,222	$(31,887,272)	$(434,241)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2021	2020
Cash flows used in operating activities
Net loss from continuing operations	$(115,176)	$(323,779)
Net loss from discontinued operations	(27,700)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on the extinguishment of convertible promissory notes	87,622	-
Gain on sale of discontinued assets	78,222	-
Changes in assets and liabilities
Accounts receivable	(39,948)	(76,000)
Prepaids	(45,000)	14,070
Cash overdraft	(307)	-
Accounts payable and accrued expenses	(79,118)	93,741
Net cash used in operating activities	(141,405)	(291,968)

Cash flows used in investing activities
Net cash used in investing activities	-	-

Cash flows provided by financing activities
Proceeds from the sale of common stock – private placement	100,000	-
Proceeds from the sale of common stock - convertible note	-	295,846
Proceeds from related party loans	118,850	-
Payment for related party loans	(62,100)	-
Net cash provided by financing activities	156,750	295,846

Net increase in cash	15,345	3,878

Cash, beginning of period	-	11,557
Cash, end of period	$15,345	$15,435

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$60,563
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash information:
Common stock issued in satisfaction of convertible notes payable	$128,346	$-
Cancellation of shares issued in prior years	$29,737	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

.

SOCIAL LIFE NETWORK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

On September 20, 2018, we incorporated MjLink.com, Inc. (“MjLink”), a Delaware Corporation. On February 1, 2020, MjLink.com, Inc. filed its Form 1-A Offering Document for a Regulation A Tier 2 initial public offering, which the SEC qualified on September 28, 2020. On January 1, 2021, we ceased operating MjLink as a division and MjLink continued operations as an independent company, in return for MjLink issuing us 15.17% of MjLink’s. outstanding Class A common stock shares.

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

On May 8, 2020, we filed Amended and Restated Articles of Incorporation (“Amended Articles”) in Nevada to increase our authorized shares from 2,500,000,000 to 10,000,000,000 Shares and our Preferred Shares from 100,000,000 to 300,000,000 Shares. Additionally, the Amended Articles authorized us from May 8, 2020 and continuing until June 30, 2021, as determined by our Board in its sole discretion, to effect a Reverse Stock Split of not less than 1 share for every 5,000 shares and no more than 1 share for every 25,000 shares (the “Reverse Stock Split”).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Cash equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents period ended on June 30, 2020, and December 31, 2020.

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

Fair value of financial instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of our financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. Our notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to us for similar financial arrangements at March 31, 2020.

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of June 30, 2021 and December 31, 2020.

Revenue recognition

We follow paragraph 605-15-25 of the FASB Accounting Standards Codification for revenue recognition when the right of return exists. We will recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when all of the following criteria are met: (i) The seller’s price to the buyer is substantially fixed or determinable at the date of sale, (ii) The buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product. If the buyer does not pay at time of sale and the buyer’s obligation to pay is contractually or implicitly excused until the buyer resells the product, then this condition is not met., (iii) The buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (iv) The buyer acquiring the product for resale has economic substance apart from that provided by the seller. This condition relates primarily to buyers that exist on paper, that is, buyers that have little or no physical facilities or employees. It prevents entities from recognizing sales revenue on transactions with parties that the sellers have established primarily for the purpose of recognizing such sales revenue, (v) The seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (vi) The amount of future returns can be reasonably estimated.

Income taxes

We follow Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

On December 22, 2018, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, we adjusted its deferred tax assets and liabilities at March 31,2020, using the new corporate tax rate of 21 percent. See Note 7.

We adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. We had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

Basic and Diluted Earnings Per Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that we incorporated as of the beginning of the first period presented.

Recently issued accounting pronouncements

In January 2018, the FASB issued ASU 2018-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2018 and should be applied prospectively on or after the effective date. We are in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We are in the process of evaluating the impact of this accounting standard update on its financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and has since issued amendments thereto, related to the accounting for leases (collectively referred to as “ASC 842”). ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We will adopt ASC 842 on January 1, 2021. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Entities have the option to continue to apply historical accounting under Topic 840, including its disclosure requirements, in comparative periods presented in the year of adoption. An entity that elects this option will recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption instead of the earliest period presented. The Company expects to elect to apply the optional ASC 842 transition provisions beginning on January 1, 2021. Accordingly, we will continue to apply Topic 840 prior to January 1, 2021, including Topic 840 disclosure requirements, in the comparative periods presented. We expect to elect the package of practical expedients for all its leases that commenced before January 1, 2021. We have evaluated its real estate lease, its copier leases and its generator rental agreements. We expect that the adoption of ASC 842 will materially impact its balance sheet and have an immaterial impact on its results of operations. Based on our current agreements, we expect that upon the adoption of ASC 842 on January 1, 2021, it will record an operating lease liability of approximately $33,000 and corresponding ROU assets based on the present value of the remaining minimum rental payments associated with our leases. As tour leases do not provide an implicit rate, nor is one readily available, we will use its incremental borrowing rate based on information available at January 1, 2021 to determine the present value of its future minimum rental payments.

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

We implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

Our unaudited financial statements have been prepared on a going concern basis, which assumes that we will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $31,544,401 at June 30, 2021, and a loss from continuing operations of $45,666. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon its generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next three months with existing cash on hand and public issuance of common stock. While we believe that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that we will succeed in its future operations. Our financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – RELATED PARTY TRANSACTIONS

Other than as disclosed below, there has been no transaction, since January 1, 2021, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $5,000 or one percent of our total assets at June 30, 2021, and in which any of the following persons had or will have a direct or indirect material interest:

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

From January 1, 2021 through June 30, 2021, Kenneth Tapp, from time-to-time, provided short-term interest free loans amounting to $118,850 for our operations. At June 30, 2021 we owed $170,425 to Kenneth Tapp.

As noted in Note 8, we completed a December 31, 2020 Division Spin-Off Agreement (“Spin-Off Agreement) between MjLink.com, Inc. (“MjLink”) and us whereby the Parties agreed to cease our operating MjLink as its cannabis division and going forward MjLink would conduct its own operations. We recorded a loss from discontinued operations of $-0- and $27,700 during the three and six months ended June 30, 2021. In connection with the Spin-Off, MjLink issued us 800,000 of its Common Stock Shares or 15.17% of its outstanding shares for MjLink’s use of our license from January 1st 2020 to December 31, 2020. Ken Tapp is our and MjLink’s Chief Executive Officer and thus the transaction was treated as a related party transaction. To reflect the true intention of the Parties to the Spin-Off Agreement, the Parties then agreed in an Amended Spin-Off Agreement to reflect an effective date of 12:01 am on January 1, 2021 regarding the Spin-Off transaction (“Effective Date”). Apart from the Effective Date, there were no further changes to the Spin-Off Agreement.

NOTE 5 – SALES RETURNS

For the period ended June 30, 2021, we did not issue any credit memos.

NOTE 6 – STOCK WARRANTS

During the three months ended June 30, 2021 and the years ended December 31, 2020, 2019, we granted zero and 1,594,853 warrants, respectively, to our advisors and employees, totaling 17,894,873 warrants (the “17,894,873 Warrants”). Each warrant entitles the holder to one common stock share at an exercise price ranging from five to twenty cents, with a weighted average price of seven cents. The term of our warrants have a range from 3 to 5 years from the initial exercise date. The warrants will be expensed as they become exercisable beginning January 1, 2018 through April 11, 2024. During the three months ended September 30, 2019, 300,000 additional warrants vested, and as of September 30, 2020 the 17,894,873 Warrants are 100% vested. During the twelve months ended December 31, 2019, we executed a cashless conversion of 8,800,020 vested warrants in exchange for 4,400,010 common stock shares. The remaining 9,064,853 outstanding warrants are currently 100% vested to date and not exercised. The aggregate fair value of the warrants as of December 31, 2020 total $2,238,800, which values are based on the Black-Scholes-Merton pricing model using the following estimates: exercise price ranging from $0.00 to $0.20, stock prices ranging from $0.0001 to $0.38, risk free rates ranging from 0.07% - 1.60%, volatility ranging from 391% to 562%, and expected life of the warrants ranging from 3 to 5 years.

A summary of the status of the outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Exercisable, December 31, 2019	9,094,853	$0.07	$-
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, March 31, 2020	9,094,853	$0.07	$-

Exercisable, March 31, 2020	9,094,853	0.07	-
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, June 30, 2020	9,094,853	0.07	$-

Exercisable, June 30, 2020	9,094,853	0.07	-
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, September 30, 2020	9,094,853	0.07	$-

Exercisable, September 30, 2020	9,094,853	$0.07	$-
Issued	-	-	-
Exercised	30,000	-	-
Expired	-	-	-
Outstanding, December 31, 2020	9,064,853	0.07	$-

Exercisable, December 31, 2020	9,064,853	0.07	$-

Exercisable, June 30, 2021	9,064,853	$0.07	$-
Issued	-	-	-
Exercised	101,003	-	-
Expired	-	-	-
Outstanding, December 31, 2020	8,963,850	0.07	$0.31

Range of Exercise Prices	Number Outstanding 6/30/21	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.00 – 0.20	8,963,850	1.84 years	$0.07

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

After unanimous Board of Director approval and Shareholder Approval by consent of over 51% of our outstanding shares, filing of our Definitive Information Statement, and notice to shareholders, the we filed an Amended and Restated Articles of Incorporation to increase its authorized shares with the State of Nevada (which was approved by the State of Nevada on March 4, 2020) to 2.5 billion shares.

After unanimous Board of Director approval and Shareholder Approval by consent of over 51% of our outstanding shares, filing of our Definitive Information Statement and notice to shareholders, we filed Amended and Restated Articles of Incorporation (“Amended Articles”) to increase our authorized shares with the State of Nevada, which was approved by the State of Nevada on May 8, 2020, which amended articles increased our authorized Class A Common Stock Shares to Ten Billion (10,000,000,000) Shares, Class B Common Stock Shares to Four Hundred Million (400,000,000) Shares, and the Preferred Shares to Three Hundred Million (300,000,000) Shares. Additionally, the Amended Articles authorized us from May 8, 2020 and continuing until June 30, 2021, as determined by our Board of Directors in its sole discretion, to effect a Reverse Stock Split of not less than 1 share for every 5,000 shares and no more than 1 share for every 25,000 shares.

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

For the quarter ending June 30, 2021, the remaining lenders converted their debt into 792,278,846 common shares at an average of $.00523, for a value of $270,174.

For the quarter ending June 30, 2021, we canceled 29,736,667 shares issued in prior years at par value, for a total value of $29,737.

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

Convertible Debt and Other Obligations

Convertible Debt

We have the following convertible notes payable as of June 30, 2021:*

Note	Funding Date	Maturity Date	Interest Rate	Original Borrowing	Average Conversion Price	Number of Shares Converted	Balance at June 30, 2021
Note payable (A)	April 15, 2019	November 14, 2019	7%	$100,000	$0.0000	810,911,013	$-
Note payable (B)	April 15, 2019	April 14, 2022	10%	$67,500	$0.0000	117,869,569	-
Note payable (C-1)	May 24, 2019	December 23, 2019	10%	$80,000	$0.00004	2,098,755,638	-
Note payable (C-2)	July 3, 2019	February 2, 2020	10%	$160,000	$0.0003	1,146,297,040	-
Note payable (D)	June 12, 2019	June 11, 2020	12%	$110,000	$0.0019	691,151,660	-
Note payable (E)	June 26, 2019	March 25, 2020	12%	$135,000	$0.00004	514,781,219	-
Note payable (F)	August 7, 2019	August 6, 2020	10%	$100,000	$0.0007	158,429,766	-
Note payable (G)	August 21, 2019	August 20, 2020	10%	$148,500	$0.0001	431,824,675	-
Note payable (H)	January 28, 2020	January 27, 2021	10%	63,000	$0.0001	1,102,499,999	-
Total					$0.0001		$-

*As indicated below in footnotes A-H, we had various convertible notes with funding dates in 2019 and 2020, which notes were paid in full and completely retired by February 5, 2021, specifically, as follows:

A- November 14, 2019

B - June 26, 2019

C - January 25, 2021

D – February 5, 2021

E – January 7, 2021

F – July 28, 2021

G – January 4, 2021

H – August 24, 2020

(A)	On April 15, 2019, we completed a 7-month term original issue discount convertible note and other related documents with an unaffiliated third-party funding group to generate $100,000 in additional available cash resources with a payback provision due. The note was paid in full on November 14, 2019 of $117,700 which includes the original issue discount of $10,000 and interest of $7,700. In connection therewith, we issued 150,000 common stock shares and additional 102,176 common stock shares on October 15, 2019, per our original agreement, 412,500 common stock warrants, and reserved 301,412,500 restricted common shares for potential conversion if the note was note paid in full. The shares were issued during the three months ended June 30, 2019. The conversion price is fixed at $0.15. Pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $13,333 at the date of issuance when the stock price was at $0.17 per share. This note was paid in full on November 14, 2019.

(B)	On April 15, 2019, we completed convertible debenture at zero interest and other related documents with an unaffiliated third-party funding group to generate $375,000 in additional available cash resources, the funds of which will be released over the 90 days following execution of the agreement in the amounts of $67,500, $90,000, and $180,000, with a payback provision of $75,000, $100,000, and $200,000, respectively, over 36 months. In connection therewith, we issued 300,000 common stock warrants, and 20,192,307 restricted common shares as reserve for potential conversion if the note was note paid in full. The note was unsecured and did not bear interest; however, the implied interest was determined to be 10% over 36 months since the note was issued at a 10% discount. Subsequently, on June 26, 2019 we nullified the agreement and other related documents with this funding group after the initial disbursement of $67,500. We refunded the initial tranche of $67,500, a 10% redemption fee of $7,500 for the principle amount plus for the original issue discount of $7,500, and other additional administrative fees of $30,000, which totaled $105,000. This note was paid in full on June 26, 2019.

(C)	On May 24, 2019, we completed a 7-month fixed convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $240,000, which will be distributed in three equal monthly tranches of $80,000, in additional available cash resources with a payback provision of $80,000 plus the original issue discount of $4,000 or $84,000 due seven months from each funding date for each tranche, totaling $252,000. We received only two of the three tranches of $80,000, generating $160,000 in additional available cash resources with a payback provision due on December 23, 2019 and February 2, 2020 totaling $184,800 which includes the original issue discount of $8,000 plus interest of $16,800. In connection therewith, we issued 50,000 common stock shares for two tranches with another 25,000 common stock shares to be issued with the third tranche, and we have reserved 8,000,000 which was subsequently increased to 3 billion restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. We determined that because the conversion price is variable and unknown, it could not determine if it had enough reserve shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $130,633 at the date of issuance when the stock price was at $0.12 per share. This note was paid in full on January 25, 2021.

(D)	On June 12, 2019, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $110,000 in additional available cash resources with a payback provision due on June 11, 2020 of $135,250 which includes the original issue discount of $11,000 plus interest of $14,250. In connection with the note, we have reserved 14,400,000 restricted common shares as reserve for conversion. The conversion price is a 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. We determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. On December 19, 2019, we converted $10,000 of principle into 495,472,078 shares of common stock at approximately $0.035 per share. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $59,231 at the date of issuance when the stock price was at $0.11 per share. This note was paid in full on February 5, 2021.

(E)	On June 26, 2019, we completed a 9-month senior convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $135,000 in additional available cash resources with a payback provision due on March 25, 2020 of $168,000 which includes the original issue discount of $15,000 plus interest of $18,000. In connection with the note, we issued 100,000 common stock shares and has reserved 15,000,000, which was subsequently increased to 1 billion restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. We determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $72,692 at the date of issuance when the stock price was at $0.11 per share. This note was paid in full on January 7, 2021.

(F)	On August 7, 2019, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $100,000 in additional available cash resources with a payback provision due on August 6, 2020 of $121,000 which includes the original issue discount of $10,000 plus interest of $11,000. In connection with the note, we issued 100,000 common stock shares and has reserved 677,973,124, which was subsequently increased to 105,769,231, restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. We determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $73,750 at the date of issuance when the stock price was at $0.09 per share. This note was paid in full on July 28, 2020.

(G)	On August 21, 2019, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $148,500, which would be distributed in three equal monthly tranches of $49,500. Only one tranche of $49,500 was received, and created available cash resources with a payback provision of $49,500 plus the original issue discount of $5,500 or $55,000 due twelve months from each funding date for each tranche, totaling $165,000. We generated $49,500 in additional available cash resources with a payback provision due on August 20, 2020 totaling $60,500 which includes the original issue discount of $5,500 plus interest of $5,500. In connection therewith, we issued 50,000 common stock shares for the first tranche with another 50,000 common stock shares to be issued with each additional tranche, which will total 150,000 common shares; we have reserved 80,000,000 which was subsequently increased to 2 billion restricted common shares for conversion. The conversion price is the 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. We determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $26,654 at the date of issuance when the stock price was approximately $0.07 per share. This note was paid in full on January 4, 2021.

(H)	On January 28, 2020, we completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate up to $925,000, which will be distributed in multiple tranches to be determined, in additional available cash resources with a payback provision of principle debt without an original issue discount plus interest. We received only one tranche and generated $63,000 in additional available cash resources with a payback provision due on January 27, 2021 totaling $69,300 which includes the principle plus interest of $6,300. We reserved 41,331,475, which was subsequently increased to 1 billion restricted common shares for conversion. The conversion price is the 39% discount to the average of the two (2) lowest trading prices during the previous fifteen (15) trading days to the date of a Conversion Notice. We determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $40,279 at the date of issuance when the stock price was approximately $0.01 per share. This note was paid in full on August 24, 2020.

●	On June 26, 2019, we fully met and timely paid its debt obligation to Note Payable (B).
●	On November 14, 2019, we fully met and timely paid its debt obligation to Note Payable (A).
●	On July 28, 2020, we fully met and timely paid its debt obligation to Note Payable (F).
●	On August 24, 2020, we fully met and timely paid its debt obligation to Note Payable (H).
●	On November 3, 2020, we fully met and timely paid its debt obligation to Note Payable (C-1).
●	On January 4, 2021, we fully met and timely paid its debt obligation to Note Payable (G).
●	On January 7, 2021, we fully met and timely paid its debt obligation to Note Payable (E).
●	On January 25, 2021, we fully met and timely paid its debt obligation to Note Payable (C-2).
●	On February 5, 2021, we fully met and timely paid its debt obligation to Note Payable (D).

Accordingly, all of our convertible plus interest obligation was fully settled in the first quarter 2021.

Other Obligations

For the six months ending June 30, 2021, Kenneth Tapp, from time-to-time provided short-term interest free loans for our operations. Kenneth Tapp provided an additional net amount of $56,750 in short term interest free loans for legal expenses, totaling $118,850 liquidity for year-to-date June 30, 2021.

On April 21, 2020, under the Payroll Protection Program, we received a forgivable loan of $37,411, and on June 10, 2020, we received an additional forgivable loan of $125,700. Both loans were given to small businesses by the Small Business Application (SBA) to help support employees of the companies, as financial aid, in order to sustain businesses during the mandatory COVID-19 lockdown.

On March 12, 2021, MjLink.com relieved all its $364,688 debt obligation to us.

Our executive and administrative office is located at 3465 Gaylord Court, Suite A509, Englewood, Colorado 80113. We had total rent expense for the quarter ended June 30, 2021 and 2020 of $8,590 and $5,699, respectively, which is recorded as part of General and Administrative expenses in the Statement of Operations.

NOTE 8 -DISCONTINUED OPERATIONS

We completed a December 31, 2020 Division Spin-Off Agreement (“Spin-Off Agreement) between MjLink and us whereby the Parties agreed that we would cease operating MjLink as its cannabis division and going forward MjLink would conduct its own operations. The Spin-Off has a subsequent financial effect that could potentially increase the profit margins for us by removing the ongoing operating expenses of MjLink as a division. We recorded a loss from discontinued operations of $27,700 during the three months ended June 30, 2021. MjLink is expected to be worth more as an independent entity than as our division. MjLink issued us 800,000 of its Common Stock Shares or 15.17% of its outstanding shares for MjLink’s use of our license from January 1st 2020 to December 31, 2020. Ken Tapp is the Chief Executive Officer of both us and MjLink and thus the transaction was treated as a related party transaction. To reflect the true intention of the Parties to the Spin-Off Agreement, the Parties then agreed in an Amended Spin-Off Agreement to reflect an effective date of 12:01 am on January 1, 2021 regarding the Spin-Off transaction (“Effective Date”). Apart from the Effective Date there were no further changes to the Spin-Off Agreement.

	Three months ended June 30, 2021	Six months ended June 30, 2021

Operating loss	$-	$(27,700)

Income(loss) before provision for income taxes		$(27,700)
Provision for income taxes	-	-
Net loss	$-	$(27,700)

NOTE 9 – SUBSEQUENT EVENTS

None

Board of Director, Chief Financial Officer, and Board Appointments

None.

Risk Factors

Risks Related to Our Business

Our independent registered public accounting firm has issued a going concern opinion; there is substantial uncertainty that we will continue operations in which case you could lose your investment.

Our financial statements t dated June 30, 2021 have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $31,446,737 at June 30, 2021, had a net loss of $45,212 and used 41,748 in cash from operating activities for the three months ended June 30, 2021. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. Although we may be successful in obtaining financing and/or generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such funding will be achieved at a sufficient level or that we will succeed in our future operations.

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

Should we lose our licensing revenues during any given period that have historically represented the majority of our revenues, our financial condition will be negatively affected.

We have generated a majority of our revenue for the 6 months ended 2021 from licensing revenue. The loss of the majority of our revenues in future periods in any of these revenue categories will negatively and materially affect our results of operations.

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

Trends and Uncertainties

Our business is subject to the trends and uncertainties associated with expansion of niche industry social networks and ecommerce solutions are increasing in popularity and availability. At some point, industry saturation of technology solutions that we provide to, and support for TBI participant tech startup companies will make it more difficult for our business model to expand. This will force us to innovate new technology solutions, which will undoubtedly cost more money to fund.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $31,811,777 at June 30, 2021, had a net loss of $45,564 and lost $205,123 in operating activities for the three months ended June 30, 2021. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand. While we believe that we will be successful generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that we will succeed in our future operations.

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

COMPARATIVE RESULTS FOR FISCAL YEARS

Consolidated Performance - Results of Operations for the 3 and 6-month periods ended June 30, 2021 and 2020

Revenues

For the 3 and 6-month period ending June 30, 2021, we recognized revenue from licensing of $90,000 and $152,500, respectively, compared to $62,500 and 125,000 for the 3 and 6-month period ending June 30, 2020, respectively..

For the 3 and 6-month period ending June 30, 2021, we recognized zero digital subscription revenue, compared to zero for the 3 and 6-month period ending June 30, 2020, respectively, due to the discontinuation of selling digital subscriptions in 2021.

Cost of Revenue

Cost of revenue was zero for the 3 and 6-month period ending June 30, 2021 was $8,889, compared to $10,744 and $8,679 for the 3 and 6-month period ending June 30, 2020, respectively, the decrease of which is due to the discontinuation of selling digital subscriptions, events and digital marketing in 2021.

Operating Expenses

For the 3 and 6-month period June 30, 2021, we recognized compensation expense of $8,747 and $52,681, compared to $113,491 and $279,969 for the 3 and 6-month period ending June 30, 2020, respectively, the decrease of which is due to the discontinuation of selling digital subscriptions, events and digital marketing in 2021.

For the 3 and 6-month period June 30, 2021, we recognized sales and marketing expense of $12,409 and $12,547, compared to $2,650 and $8,282 for the 3 and 6-month period ending June 30, 2020, respectively, the decrease of which is due to the discontinuation of selling digital subscriptions, events and digital marketing in 2021.

For the 3 and 6-month period June 30, 2021, we recognized general and administrative expense of $157,619 and $304,413, compared to $77,815 and $129,402 for the 3 and 6-month period ending June 30, 2020, respectively, the decrease of which is due to the discontinuation of selling digital subscriptions, events and digital marketing in 2021.

Other income

During the 3 and 6-month period ending June 30, 2021, we generated $-0- and $110,854 of other income from the gain from converting our debt and accrued interest outstanding into common stock.

Net Loss

During the 3 and 6-month period ending June 30, 2021, we recognized a net loss from continuing operations of $97,664 and $115,176, compared to $122,277 and $340,957 for the 3 and 6-month period ending June 30, 2020, respectively, the increase of which is primarily due to the discontinuation of selling digital subscriptions, events and digital marketing in 2021.

During the 3 and 6-month period ending June 30, 2021, we recognized a net loss from discontinued operations of $-0- and $27,700, compared to $-0- for the 3 and 6-month period ending June 30, 2020, respectively, primarily due to the spinoff of MjLink being treated as discontinued operations.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities amounted to $141,405 during the 6-month period ending June 30, 2021, compared to $291,968 during the 6-month period ending June 30, 2021, the $150,563 decrease of which is primarily attributable discontinued operations in the fiscal year 2021.

Cash Flows from Financing Activities

Net cash provided by financing activities amounted to $156,750 during the 6-month period ending June 30, 2021, compared to $295,846 during the 6-month period ending June 30, 2021, the $139,096 decrease of which is primarily attributable to $295,846 of proceeds received in fiscal year 2020 and none in fiscal year 2021. This was offset by $100,000 in private placement proceeds and $56,750 of net proceeds from related party in the fiscal year 2021, and none in fiscal year 2020.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

Peak One Opportunity Fund, L.P.

On April 9, 2021, we commenced legal action in the United States District Court for the Southern District of Florida against Peak One Opportunity Fund, L.P. (“Peak One”) and Jason Goldstein (“Goldstein”), alleging, among other things, that Peak One is acting as an unregistered dealer in violation of Section 15(a) of the Securities Exchange Act of 1934 (the “Act”) and, therefore, certain debentures and warrants entered into by and between the Company and Peak One should be declared void ab initio and, further, that Peak One is liable for recessionary damages to us pursuant to Section 29(b) of the Act.

On June 11, 2021, Peak One and Goldstein filed a motion to dismiss our complaint, which the Court subsequently granted on June 28, 2021, on procedural grounds, and without prejudice, and closing the action for administrative purposes.

On July 2, 2021, we filed an amended complaint against Peak One, Goldstein, Peak One Investments, LLC (“Peak Investments”, and together with Peak One and Goldstein, the “Peak Parties”) and J.H. Darbie & Co. (“Darbie”), along with a motion to reopen the action, alleging, among other things, that the Peak Parties are acting as unregistered dealers in violation of Section 15(a) of the Act.

On July 8, 2021, the Court denied our motion to reopen the action, without prejudice, as the amended complaint contravened the Eleventh Circuit’s prohibition against “shotgun” pleadings.

On July 22, 2021, the we filed a motion for clarification and/or for leave to file its second amended complaint.

On August 5, 2021, Peak One and Goldstein filed opposition to our motion for leave to file a second amended complaint and, further, moved for sanctions pursuant to 28 U.S.C. § 1927.

We intend to litigate the causes of action asserted in the amended complaint against the Peak Parties and Darbie, including but not limited to Peak One is acting as an unregistered dealer in violation of Section 15(a) of the Act and, therefore, we are entitled to have the debentures and warrants entered into by and between us and Peak One declared void ab initio and, further, that Peak One is liable to us for recessionary damages to the Company pursuant to Section 29(b) of the Act. We contend that the foregoing arguments are brought in good faith, particularly in light of recent SEC enforcement actions against other unregistered dealers.

LGH Investments, LLC

On April 19, 2021, we commenced legal action in the United States District Court for the Southern District of California against LGH Investments, LLC (“LGH”) and Lucas Hoppel (“Hoppel”) alleging, among other things, that LGH is acting as unregistered dealer in violation of Section 15(a) of the Securities Exchange Act of 1934 (the “Act”) and, therefore, certain convertible promissory notes and share purchase agreements entered into by and between the Company and Peak One should be declared void ab initio and, further, that Peak One is liable for recessionary damages to the Company pursuant to Section 29(b) of the Act.

On June 25, 2021, LGH and Hoppel filed a motion to dismiss our complaint.

On July 8, 2021, we filed a motion for extension of time to respond to LGH and Hoppel’s motion to dismiss our complaint. The Court granted our motion for an extension of time on July 13, 2021.

On July 16, 2021, we filed our first amended complaint against LGH, Hoppel, and J.H. Darbie (“Darbie”) alleging, among other things, that LGH is acting as unregistered dealers in violation of Section 15(a) of the Act.

In turn, on July 23, 2021, the Court denied LGH and Hoppel’s motion to dismiss as moot.

We intend to litigate the causes of action asserted in the amended complaint against LGH, Hoppel, and Darbie, including but not limited to LGH is acting as an unregistered dealer in violation of Section 15(a) of the Act and, therefore, we are entitled to have the convertible promissory notes and share purchase agreements entered into by and between us and Peak One declared void ab initio and, further, that LGH is liable to the Company for recessionary damages to the Company pursuant to Section 29(b) of the Act. We contend that the foregoing arguments are brought in good faith, particularly in light of recent SEC enforcement actions against other unregistered dealers.

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

For the 3-month period ending June 30, 2021, the remaining lenders converted their debt into 709,449,528 common shares at an average of $0.00038 for a value of $271,174.

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

Date: August 16, 2021

SOCIAL LIFE NETWORK, INC.

By:	/s/ Ken Tapp
Ken Tapp
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Ken Tapp
Ken Tapp
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

