Form 10-Q
period 2021-09-30
Social Life Network, Inc.
filed 2021-11-05
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The Company has 7,413,399,204 common stock shares outstanding as of November 4, 2021.

2

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

SOCIAL LIFE NETWORK, INC.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$3,518	$-
Accounts receivable	-	52
Accounts receivable – related party	408,000	368,000
Prepaid expenses	45,000	-
Assets from discontinued operations	-	28,500
Total current assets	456,518	396,552
Total Assets	$456,518	$396,552

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$110,758	$189,169
Cash overdraft	-	307
Total Current Liabilities	110,758	189,476
Loans payable – related party	175,625	113,675
PPP Loan	163,111	163,111
Convertible debt and accrued interest	-	128,346
Total Liabilities	449,494	594,608

Stockholders’ Equity (Deficit):
Preferred Stock par value $0.001, 300,000,000 million shares authorized, 100,000,000 million shares designated as Series A Cumulative Convertible Preferred Stock, -0- shares issued and outstanding as of September 30, 2021, and December 31, 2020	-	-
Common Stock par value $0.001 10,000,000,000 shares authorized, 7,413,399,204 and 6,368,332,350 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	7,411,414	6,368,347
Additional paid-in capital	24,157,744	25,199,811
Accumulated deficit	(31,562,134)	(31,766,214)
Total Stockholders’ Equity (Deficit)	7,024	(198,056)
Total Liabilities and Stockholders’ Equity	$456,518	$396,552

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues
Digital subscription revenue	$-	$7,083	$-	$23,438
Licensing revenue – related party	84,889	62,500	237,389	187,500
Total revenue	84,889	69,583	237,389	210,938
Cost of goods sold	13,349	1,756	22,238	6,921
Gross margin	71,540	67,827	215,151	217,859

Operating expenses
Compensation expense	-	22,745	52,681	123,328
Sales and marketing	2,612	1,045	15,159	9,326
General and administrative	86,661	55,527	391,074	364,315
Total operating expenses	89,273	79,317	458,914	496,969
Operating loss	(17,733)	(11,490)	(243,763)	(279,110)

Oher income (expense)
Interest expense	-	(23,320)	-	(83,884)
Other income (expense)	-	6,400	110,854	10,804
Total other income (expense)	-	(16,920)	110,854	(73,080)

Net loss from continuing operations	$(17,733)	$(28,410)	$(132,909)	$(352,190)

Net loss from discontinued operations	-	-	(27,700)	-

Net income (loss)	$(17,733)	$(28,410)	$(160,609)	$(352,190)

Weighted average number of shares outstanding
Basic and diluted	7,443,135,871	3,456,183,888	7,078,783,892	3,456,183,888

Net income (loss) per share from continuing operations
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share from discontinued operations
Basic and diluted	$0.00	$0.00	$(0.00)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(unaudited)

	Common Stock B (a)		Common Stock A		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
For the Three Months Ended September 30, 2021
Balance, June 30, 2021	75,000,000	$-	7,413,399,204	$7,411,414	$24,157,744	$(31,544,401)	$24,757

Net loss from discontinued operations						-	-
Net loss from continuing operations						(17,733)	(17,733)

Balance, September 30, 2021	75,000,000	$-	7,413,399,204	$7,411,414	$24,157,744	$(31,562,134)	$7,024

	Common Stock B (a)		Common Stock A		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
For the Nine Months Ended September 30, 2021
Balance, January 1, 2021	25,000,000	$-	6,368,332,350	$6,368,346	$25,199,811	$(31,766,214)	$(198,057)
Issuance of voting shares	50,000,000
Issuance of common stock in connection with:
Conversion of convertible notes			1,072,803,521	1,070,805	(854,837)		215,968
Private placement			2,000,000	2,000	98,000		100,000
MJLink spinoff adjustments					(314,967)	364,689	49,722
Cancellation of shares issued in prior years			(29,736,667)	(29,737)	29,737	-	-
Net loss from discontinued operations						(27,700)	(27,700)
Net loss from continuing operations						(132,909)	(132,909)
Balance, September 30, 2021	75,000,000	$-	7,413,399,204	$7,411,414	$24,157,744	$(31,562,134)	$7,024

(a)	The Common B shares presented in all periods only having voting rights

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(unaudited)

	Common Stock B		Common Stock A		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
For the Three Months Ended September 30, 2020
Balance, June 30, 2020	25,000,000	$-	1,330,794,686	$1,330,809	$30,122,222	$(31,887,272)	$(434,241)
Common stock issued to investors			2,125,389,202	2,125,389	(2,010,264)		115,125
Net loss from continuing operations						(28,410)	(28,410)
Balance, September 30, 2020	25,000,000	$-	3,456,183,888	$3,456,198	$28,111,958	$(31,915,682)	$(347,526)

	Common Stock B		Common Stock A		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
For the Nine Months Ended September 30, 2020
Balance, January 1, 2020	25,000,000	$-	140,777,231	$140,791	$31,016,394	$(31,563,492)	$(406,307)
Issuance of common stock in connection with:
Investors			3,315,406,657	3,315,407	(2,904,436)		410,971
Net loss from continuing operations						(352,190)	(352,190)
Balance, September 30, 2020	25,000,000	$-	3,456,183,888	$3,456,198	$28,111,958	$(31,915,682)	$(347,526)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2021	2020
Cash flows used in operating activities
Net loss from continuing operations	$(132,909)	$(352,190)
Net loss from discontinued operations	(27,700)	-
Adjustments to reconcile net loss to net cash used in operating activities
Gain on the extinguishment of convertible promissory notes	87,622	-
Gain on sale of discontinued assets	78,222	-
Changes in assets and liabilities
Accounts receivable	(39,948)	(138,500)
Prepaids	(45,000)	20,467
Cash overdraft	(307)	-
Accounts payable and accrued expenses	(78,412)	47,693
Net cash used in operating activities	(158,432)	(422,530)

Cash flows used in investing activities
Net cash used in investing activities	-	-

Cash flows provided by financing activities
Proceeds from the sale of common stock – private placement	100,000	-
Proceeds from the sale of common stock - convertible note	-	410,973
Proceeds from related party loans	124,050	-
Payment for related party loans	(62,100)	-
Net cash provided by financing activities	161,950	410,973

Net increase in cash	3,518	(11,557)
Cash, beginning of period	-	11,557
Cash, end of period	$3,518	$0

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$83,884
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash information:
Common stock issued in satisfaction of convertible notes payable	$128,346	$-
Cancellation of shares issued in prior years	$29,737	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

Social Life Network, Inc. (referred to herein as “we” or “our” or “us”) is a Technology Business Incubator (TBI) that provides tech start-ups with seed technology development and executive leadership, making it easier for start-up founders to focus on raising capital, perfecting their business model, and growing their network usership. Decentral Life is a division of Social Life Network, that is working on a Decentralized Social Networking project, and has launched what we have designated as a “WDLF Token” on the Ethereum blockchain.

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

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

Corporate Changes (continued)

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

On March 4, 2020, our Board increased our number of authorized shares of Common Stock from 500,000,000 to 2,500,000,000 Common Stock Shares pursuant to an amendment to our Articles of Incorporation with the state of Nevada and submitted to Nevada our Certificate of Designation of Preferences, Rights and Limitations of our Class B Common Stock, providing that each Class B Common Stock Share has one-hundred (100) votes on all matters presented to be voted by the holders of Common Stock. The Class B Common Stock Shares only have voting power and have no equity, cash value, or any other value.

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

Our Business

We are a Technology Business Incubator (TBI) that, through individual licensing agreements, provides tech start-ups with seed technology development, legal and executive leadership, makes it easier for start-up founders to focus on raising capital, perfecting their business model, and growing their network usership. Our seed technology is an artificial intelligence (“AI”) powered social network and Ecommerce platform that leverages blockchain technology to increase speed, security and accuracy on the niche social networks that we license to the companies in our TBI. Decentral Life is a division of Social Life Network, that is working on a Decentralized Social Networking project, and has launched a WDLF Token on the Ethereum blockchain.

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

Using our state-of-art AI and Blockchain technologies that are cloud-based, our licensees’ social networking platforms learn from the changing online social behavior of users to better connect the business professionals and consumers together. We also utilize AI in the development and updating of our code, in order to identify and debug our platform faster, and be more cost effective.

On August 16, 2021, we announced the launch of a new division that will be focused on, among other objectives, upgrading the seed technology platform that is licensed to our TBI licensees so that it is no longer cloud-based, and is instead a decentralized blockchain application. The new division, Decentral Life, has the following four main objectives:

1. Create a decentralized global social networking platform for user privacy, content control, and universal connectivity to all decentralized networking platforms of the future.

2. Financially empower network users by rewarding their activity with crypto-loyalty points that can be used to make purchases on the network or converted to WDLF Tokens to be used on globally accessible cryptocurrency exchanges.

3. Create and launch a Decentral Life Token on the Ethereum blockchain (“WDLF Token”) that can be used across all TBI licensee networks so that users can convert their crypto-loyalty points into WDLF Tokens.

4. File with the SEC, a registered initial coin offering, that if declared effective by the SEC would enable tokens to be sold to investors and the creation of a market created for the token on cryptocurrency exchanges.

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

Cash equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents period ended on September 30, 2020, and December 31, 2020.

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

Fair value of financial instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

We do not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of September 30, 2021 and December 31, 2020.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On December 22, 2018, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, we adjusted its deferred tax assets and liabilities at March 31, 2020, using the new corporate tax rate of 21 percent.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

Our unaudited financial statements have been prepared on a going concern basis, which assumes that we will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $31,562,134 at September 30, 2021, and a loss from continuing operations of $132,909. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon its generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next three months with existing cash on hand and public issuance of common stock. While we believe that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that we will succeed in its future operations. Our financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – RELATED PARTY TRANSACTIONS

Other than as disclosed below, there has been no transaction, since January 1, 2021, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $5,000 or one percent of our total assets at September 30, 2021, and in which any of the following persons had or will have a direct or indirect material interest:

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

We have Technology Business Incubator (TBI) license agreements with MjLink.com Inc., LikeRE.com Inc., HuntPost.com Inc., NetQub, Inc., RacketStar.com Inc., FutPost.com Inc., GolfLynk.com Inc., CycleFans.com Inc., WEnRV.com Inc., RaceScene.com Inc., and SpaceZE.com Inc., which agreements provide that our TBI licensees pay us a license fee of 5% percentage of annual revenues generated, and 15% of their common stock, issuable immediately prior to a liquidity event such as an IPO or sale of 51% or more, of a licensee’s common stock. The 15% common stock payment is non-dilutive prior to a liquidity event described above. Our Chief Executive Office, Kenneth Tapp, owns less than 1% of our outstanding shares and is a board member of each of our TBI licensees. Ken Tapp owns less than 9.99% of the outstanding common stock in each of our licensees. Pricing for the license agreements was established by our board of directors. This type of licensing agreement is standard for technology incubators and tech start-up accelerators.

Our related party revenue year-to-date for Fiscal Year 2021 is $237,389 or 100.0% of our gross revenue.

We paid 1 (one) of our Advisors, Vincent (Tripp) Keber, $30,000 for his consulting services during the first quarter of 2021.

From January 1, 2021 through September 30, 2021, Kenneth Tapp, from time-to-time, provided short-term interest free loans totaling $118,850 for our operations. At September 30, 2021 we owed $170,425 to Kenneth Tapp.

As noted in Note 8, we completed a December 31, 2020 Division Spin-Off Agreement (“Spin-Off Agreement) between MjLink.com, Inc. (“MjLink”) and us whereby the Parties agreed that we would cease our operating MjLink as our cannabis division. and going forward MjLink would conduct its own operations (the “Spin-Off”). We recorded a loss from discontinued operations of $-0- and $27,700 during the three and nine months ended September 30, 2021. In connection with the Spin-Off, MjLink issued us 800,000 or 15.17% of its outstanding shares for MjLink’s use of our license from January 1st 2020 to December 31, 2020. Ken Tapp is our and MjLink’s Chief Executive Officer and thus the transaction was treated as a related party transaction. Thereafter, to reflect the true intention of the Parties to the Spin-Off Agreement, the Parties then agreed in an Amended Spin-Off Agreement to reflect an effective date of 12:01 am on January 1, 2021 of the Spin-Off transaction (“Effective Date”). Apart from the Effective Date, there were no further changes to the Spin-Off Agreement.

NOTE 5 – SALES RETURNS

For the period ended September 30, 2021, we did not issue any credit memos.

NOTE 6 – STOCK WARRANTS

During the nine months ended September 30, 2021 and the years ended December 31, 2020 we granted zero warrants, Each warrant entitles the holder to one common stock share at an exercise price ranging from five to twenty cents, with a weighted average price of seven cents. The term of our warrants have a range from 3 to 5 years from the initial exercise date. The warrants will be expensed as they become exercisable beginning January 1, 2018 through April 11, 2024. During the three months ended September 30, 2019, 300,000 additional warrants vested, and as of September 30, 2020 the 17,894,873 Warrants are 100% vested. During the twelve months ended December 31, 2019, we executed a cashless conversion of 8,800,020 vested warrants in exchange for 4,400,010 common stock shares. The remaining 9,064,853 outstanding warrants are currently 100% vested to date and not exercised. The aggregate fair value of the warrants as of December 31, 2020 total $2,238,800, which values are based on the Black-Scholes-Merton pricing model using the following estimates: exercise price ranging from $0.00 to $0.20, stock prices ranging from $0.0001 to $0.38, risk free rates ranging from 0.07% - 1.60%, volatility ranging from 391% to 562%, and expected life of the warrants ranging from 3 to 5 years.

A summary of the status of the outstanding stock warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Exercisable, December 31, 2019	9,094,853	$0.07	$-
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, March 31, 2020	9,094,853	$0.07	$-

Exercisable, March 31, 2020	9,094,853	0.07	-
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, June 30, 2020	9,094,853	0.07	$-

Exercisable, June 30, 2020	9,094,853	0.07	-
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, September 30, 2020	9,094,853	0.07	$-

Exercisable, September 30, 2020	9,094,853	$0.07	$-
Issued	-	-	-
Exercised	30,000	-	-
Expired	-	-	-
Outstanding, December 31, 2020	9,064,853	0.07	$-
Issued	-	-	-
Exercised	101,003	-	-
Expired	-	-	-
Outstanding, September 31, 2020	8,963,850	0.07	$-

Range of Exercise Prices	Number Outstanding 9/30/21	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.00 – 0.20	8,963,850	1.59 years	$0.07

NOTE 7 – COMMON STOCK AND CONVERTIBLE DEBT

Common Stock

Class A

For the quarter ending December 31, 2019, we issued 2,200,000 stock shares to three professionals for their services. The shares are valued at $0.10, the closing stock price on the date of grant, for total non-cash expense of $220,000. In addition, we entered into subscription agreements with 6 accredited investors. We sold 3,550,000 common stock shares to the accredited investors at $0.10 per share for total gross proceeds of $355,000. As of March 31, 2020, we received all the funds. We also issued 102,176 common shares to a single lender as inducement for the loan. Lastly, one lender converted their debt into 284,373 common shares at $0.04 for a value of $10,000. These shares were all issued during the three months ended March 31, 2020.

For the quarter ending March 31, 2020, several lenders converted their debt into 415,479,876 common shares at an average of $0.00140 for a value of $232,257.

After unanimous Board of Director approval and Shareholder Approval by consent of over 51% of our outstanding shares, filing of our Definitive Information Statement, and notice to shareholders, we filed an Amended and Restated Articles of Incorporation to increase its authorized shares with the State of Nevada (which was approved by the State of Nevada on March 4, 2020) to 2.5 billion shares.

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

Class B

Effective March 4, 2020, our board of directors authorized the issuance of twenty-five million (25,000,000) Class B Common Stock Shares to Ken Tapp, our Chief Executive Officer, in return for his services as our Chief Executive Officer from February 1, 2016 to February 29, 2020, which shares are equal to two billion five hundred million (2,500,000,000) votes and have no equity, cash value or any other value.

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

As of September 30, 2021, there are 75,000,000 shares of Class B shares outstanding

Preferred Stock

As of September 30, 2021 and December 31, 2020 we had 300,000,000 shares of preferred stock authorized with no preferred shares outstanding

Based on a unanimous vote of our directors, we designated 100,000,000 shares of Cumulative Convertible Preferred A shares. On July 6, 2021, the Certificate of Rights and Preferences for those shares was approved. Each Preferred A Share has the right to convert each Series A Preferred Share into 20 Common Stock Shares if and only if, we become listed on the New York Stock Exchange (NYSE) or NASDAQ, and shall have liquidation rights over other series of Preferred Stock. As of September 30, 2021, no Preferred A shares have been issued.

NOTE 7 – COMMON STOCK AND CONVERTIBLE DEBT (continued)

Convertible Debt and Other Obligations

Convertible Debt

We have no convertible notes payable as of September 30, 2021:*

Note	Funding Date	Maturity Date	Interest Rate	Original Borrowing	Average Conversion Price	Number of Shares Converted	Balance at September 30, 2021
Note payable (A)	April 15, 2019	November 14, 2019	7%	$100,000	$0.0000	810,911,013	$-
Note payable (B)	April 15, 2019	April 14, 2022	10%	$67,500	$0.0000	117,869,569	-
Note payable (C-1)	May 24, 2019	December 23, 2019	10%	$80,000	$0.00004	2,098,755,638	-
Note payable (C-2)	July 3, 2019	February 2, 2020	10%	$160,000	$0.0003	1,146,297,040	-
Note payable (D)	June 12, 2019	June 11, 2020	12%	$110,000	$0.0019	691,151,660	-
Note payable (E)	June 26, 2019	March 25, 2020	12%	$135,000	$0.00004	514,781,219	-
Note payable (F)	August 7, 2019	August 6, 2020	10%	$100,000	$0.0007	158,429,766	-
Note payable (G)	August 21, 2019	August 20, 2020	10%	$148,500	$0.0001	431,824,675	-
Note payable (H)	January 28, 2020	January 27, 2021	10%	63,000	$0.0001	1,102,499,999	-
Total					$0.0001		$-

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

NOTE 7 – COMMON STOCK AND CONVERTIBLE DEBT (continued)

Convertible Debt and Other Obligations (continued)

Convertible Debt (continued)

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

NOTE 7 – COMMON STOCK AND CONVERTIBLE DEBT (continued)

Convertible Debt and Other Obligations (continued)

Convertible Debt (continued)

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

Accordingly, all of our convertible debt plus interest obligation were fully settled in the first quarter 2021.

NOTE 7 – COMMON STOCK AND CONVERTIBLE DEBT (continued)

Convertible Debt and Other Obligations (continued)

Other Obligations

For the nine months ending September 30, 2021, Kenneth Tapp, from time-to-time provided short-term interest free loans for our operations. Kenneth Tapp provided an additional net amount of $56,750 in short term interest free loans for legal expenses, totaling $118,850 liquidity for year-to-date September 30, 2021.

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

Our executive and administrative office is located at 3465 Gaylord Court, Suite A509, Englewood, Colorado 80113. We had total rent expense for the quarter ended September 30, 2021 and 2020 of $8,590 and $5,699, respectively, which is recorded as part of General and Administrative expenses in the Statement of Operations.

NOTE 8 -DISCONTINUED OPERATIONS

As noted in Note 8, we completed a December 31, 2020 Division Spin-Off Agreement (“Spin-Off Agreement) between MjLink.com, Inc. (“MjLink”) and us whereby the Parties agreed that we would cease our operating MjLink as our cannabis division. and going forward MjLink would conduct its own operations (the “Spin-Off”). We recorded a loss from discontinued operations of $-0- and $27,700 during the three and nine months ended September 30, 2021. In connection with the Spin-Off, MjLink issued us 800,000 or 15.17% of its outstanding shares for MjLink’s use of our license from January 1st 2020 to December 31, 2020. Ken Tapp is our and MjLink’s Chief Executive Officer and thus the transaction was treated as a related party transaction. Thereafter, to reflect the true intention of the Parties to the Spin-Off Agreement, the Parties then agreed in an Amended Spin-Off Agreement to reflect an effective date of 12:01 am on January 1, 2021 of the Spin-Off transaction (“Effective Date”). Apart from the Effective Date, there were no further changes to the Spin-Off Agreement.

	Three months ended September 30, 2021	Nine months ended September 30, 2021

Operating loss	$-	$(27,700)

Income(loss) before provision for income taxes		$(27,700)
Provision for income taxes	-	-
Net loss	$-	$(27,700)

Board of Director, Chief Financial Officer, and Board Appointments

None.

Risk Factors

Risks Related to Our Business

Our independent registered public accounting firm has issued a going concern opinion; there is substantial uncertainty that we will continue operations in which case you could lose your investment.

Our financial statements dated September 30, 2021, have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $31,562,134 at September 30, 2021, had a net loss of $160,609 and used 158,432 in cash from operating activities for the three months ended September 30, 2021. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. Although we may be successful in obtaining financing and/or generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such funding will be achieved at a sufficient level or that we will succeed in our future operations.

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

Litigation may adversely affect our business, financial condition, and results of operations

From time to time in the normal course of its business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our s operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of resources away from our core operations. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may be unavailable at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of the insurance coverage for any claims could have a material adverse effect on our business, results of operations, and financial condition.

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

Our success depends upon the skills, knowledge, and experience of our technical personnel, consultants and advisors. Because we operate in several highly competitive industries, we rely in part on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers, and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third party’s confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide those inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $31,562,134 at September 30, 2021, had a net loss of $160,609 and lost $158,432 in operating activities for the nine months ended September 30, 2021. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand. While we believe that we will be successful generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that we will succeed in our future operations.

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

COMPARATIVE RESULTS FOR FISCAL YEARS

Consolidated Performance - Results of Operations for the three and nine month periods ended September 30, 2021 and 2020

Revenues

For the three-month and nine-month period ending September 30, 2021, we recognized revenue from licensing of $84,889 and $237,389, respectively, compared to $62,500 and 187,500 for the three-month and nine-month period ending September 30, 2020, respectively.

For the three-month and nine-month period ending September 30, 2021, we recognized zero digital subscription revenue, compared to $7,083 and $23,438 for the three-month and nine-month ending September 30, 2020, respectively, due to the discontinuation of selling digital subscriptions in 2021.

Cost of Revenue

Cost of revenue was zero for the three-month and nine-month period ending September 30, 2021, was $13,349 and $22,238, respectively, compared to $1,756 and $6,921 for the three and nine month period ending June 30, 2020, respectively, the decrease of which is due to the discontinuation of selling digital subscriptions, events and digital marketing in 2021.

Operating Expenses

For the three-month and nine-month period September 30, 2021, we recognized compensation expense of $-0- and $52,681, compared to $22,745 and $128,328 for three-month and nine-month period ending September 30, 2020, respectively, the decrease of which is due to the discontinuation of selling digital subscriptions, events and digital marketing in 2021.

For the three-month and nine-month September 30, 2021, we recognized sales and marketing expense of $2,612 and $15,159, compared to $1,045 and $9,326 for the three-month and nine-month period ending September 30, 2020, respectively. The increase in sales and marketing expense is intended to increase our business

For the three-month and nine-month period September 30, 2021, we recognized general and administrative expense of $86,661 and $391,074, compared to $55,527 and $364,315 for the three-month and nine-month period ending September 30, 2020, respectively, the increase of which is due to increased business activity in 2021.

Other income

During the three-month and nine-month period ending September 30, 2021, we generated $-0- and $110,854 of other income from the gain from converting our debt and accrued interest outstanding into common stock.

Net Loss

During the three-month and nine-month period ending September 30, 2021, we recognized a net loss from continuing operations of $17,733 and $132,909, compared to $28,410 and $352,190 for the three-month and nine-month period ending September 30, 2020, respectively, the increase of which is primarily due to the discontinuation of selling digital subscriptions, events and digital marketing in 2021.

During the three-month and nine-month period ending September 30, 2021, we recognized a net loss from discontinued operations of $-0- and $27,700, compared to $-0- for the three-month and nine-month period ending September 30, 2020, respectively, primarily due to the spinoff of MjLink being treated as discontinued operations.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities amounted to $158,432 during the nine-month period ending September 30, 2021, compared to $422,530 during the nine-month period ending September 30, 2020, the $264,098 decrease of which is primarily attributable discontinued operations in the fiscal year 2021.

Cash Flows from Financing Activities

Net cash provided by financing activities amounted to $161,950 during the nine-month period ending September 30, 2021, compared to $410,973 during the nine-month period ending September 30, 2020. The decrease of $249,023 in financing proceeds is primarily attributable to $410,973 in convertible note proceeds in 2021 compared to $-0- in 2021; offset to a lesser extent from the private placement of $100,000 in common stock in 2021 and $61,950 in related party loans in 2021 net of repayment, compared to $-0- sales of common stock and $-0- in related party loans in 2020.

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

On July 22, 2021, we filed a motion for clarification and/or for leave to file its second amended complaint.

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

Date: November 5, 2021

SOCIAL LIFE NETWORK, INC.

By:	/s/ Ken Tapp
Ken Tapp
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Ken Tapp
Ken Tapp
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

