Form 10-Q/A
period 2021-03-31
Social Life Network, Inc.
filed 2022-03-31
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

References throughout this Amendment No. 1 to the Annual Report on Form 10Q to “we,” “us,” “our” or the “Company” are to Social Life Network, Inc. unless otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ending March 31, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2021 (the “Original Filing”).

During the three months ended March 31, 2021, four convertible noteholders converted $138,071 of principal and $129,102 of interest into 709,449,234 shares of our restricted common stock. We inadvertently failed to consider the market price of our securities on the date of conversion thus yielding an incorrect initial calculation of a $271,174 gain on the extinguishment of debt. The proper calculation of the gain or loss on conversion should have been a loss of $1,551,768 on the extinguishment of debt. We are filing this Amendment No. 1 to restate our financial statements as of March 31, 2022 that were previously reported on the Original Filing. The following items have been amended to reflect the restatements:

Part I Item 1. Consolidated Financial Statements (Unaudited) and Footnotes

Part I Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, the Company’s Principal Executive and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1 and 32.1).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

3

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

SOCIAL LIFE NETWORK, INC.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2021	December 31, 2020
	(As Restated)
ASSETS
Current Assets:
Cash	$114,695	$-
Accounts receivable	-	52
Accounts receivable – related party	407,500	368,000
Prepaid expenses	45,000	-
Assets from discontinued operations	-	28,500
Total current assets	567,195	396,552
Investment–related party	800	-
Total Assets	$567,995	$396,552

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$112,537	$189,169
Cash overdraft	-	307
Total Current Liabilities	112,537	189,476
Loans payable – related party	169,925	113,675
PPP Loan	163,111	163,111
Convertible debt and accrued interest	-	128,346
Total Liabilities	445,573	594,608

Stockholders’ Equity (Deficit):
Common Stock par value $0.001 10,000,000,000 shares authorized, 7,443,135,871 and 6,368,332,350 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	7,441,151	6,368,347
Additional paid in capital	25,945,949	25,199,811
Accumulated deficit	(33,264,678)	(31,766,214)
Total Stockholders’ Equity (Deficit)	122,422	(198,056)
Total Liabilities and Stockholders’ Equity	$567,995	$396,552

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2021	2020
	(As Restated)

Revenues
Licensing revenue – related party	62,500	62,500
Total revenue	62,500	62,500
Cost of goods sold	-	1,282
Gross margin	62,500	61,218

Operating expenses
Compensation expense	43,934	63,793
Sales and marketing	138	5,632
General and administrative	146,794	143,025
Total operating expenses	190,866	212,450

Income (loss) from operation	(128,366)	(151,232)

Oher income (expense)
Loss on the extinguishment of debt	(1,551,768)	-
Interest expense	-	(28,500)
Other income (expense)	(155,319)	(40,290)
Total other income (expense)	(1,707,087)	(68,790)

Net loss from continuing operations	$(1,835,453)	$(220,022)

Net loss from discontinued operations	(27,700)	(2,968)

Net income (loss)	$(1,863,153)	$(222,990)

Weighted average number of shares outstanding
Basic	7,443,135,871	556,248,107
Diluted	7,451,800,634	2,020,195,518

Net income (loss) per share from continuing operations
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Net income (loss) per share from discontinued operations
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

unaudited

	Common Stock B		Common Stock A		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance, December 31, 2019	-	$-	140,777,231	$140,791	$31,016,394	$(31,563,493)	$(406,308)
Common stock issued to investors	-	-	6,277,555,119	6,227,555	(5,666,864)	-	560,691
Net loss for the quarter ended December 31, 2020	-	-	-	-	-	(202,720)	(202,720)
Balance, December 31, 2020 (As Restated)	25,000,000	-	6,368,332,350	6,368,346	25,199,811	(31,766,213)	(198,056)
Conversion of convertible notes	-	-	1,072,803,521	1,070,805	963,104		2,033,909
Private placement	-	-	2,000,000	2,000	98,000	-	100,000
MJLink spinoff adjustments	-	-	-	-	(314,967)	364,689	49,722
Net loss from discontinued operations	-	-	-	-	-	(27,700)	(27,700)
Net loss from continuing operations	-	-	-	-	-	(1,835,453)	(1,835,453)
Balance, March 31, 2021 (As Restated)	25,000,000	$-	7,443,135,871	$7,441,151	$25,945,948	$(33,264,678)	$122,422

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2021	2020
	(As Restated)
Cash flows used in operating activities
Net loss from continuing operations	$(1,835,453)	$(220,022)
Net loss from discontinued operations	(27,700)	(2,968)
Adjustments to reconcile net loss to net cash used in operating activities	-
Loss on the extinguishment of debt	1,577,592	-
Changes in assets and liabilities
Accounts receivable	(11,448)	12,500
Prepaids	(45,000)	13,631
Accounts payable and accrued expenses	300,261	(102,977)
Net cash used in operating activities	(41,748)	(299,836)

Cash flows used in investing activities
Net cash used in investing activities	-	-

Cash flows provided by financing activities
Proceeds from the sale of common stock – private placement	100,000	-
Proceeds from the sale of common stock - convertible note	-	294,647
Proceeds from related party loans	56,250	-
Net cash provided by financing activities	156,250	294,647

Net increase in cash	114,502	(5,190)
Cash, beginning of period	193	11,557
Cash, end of period	$114,695	$6,367

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$28,501
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash information:
Common stock issued in satisfaction of convertible notes payable	$128,346	$-
Cancellation of shares issued in prior years	$29,737	$-

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

Operating Expenses

Cash-paid compensation expense decreased by $19,859 or 45% to $43,934 for the 3-month period ending March 31, 2021 from $63,793 for the 3-month period ending March 31, 2020. The decrease is due to the discontinuation of selling digital subscriptions, events and digital marketing in 2021.

During the 3-month period ending March 31, 2021, we recognized zero of non-cash stock-based compensation expense for employees, consultants, and professionals compared to zero for the 3-month period ending March 31, 2020.

During the 3-month periods ending March 31, 2021 and 2020, we recognized zero of non-cash stock-based compensation expense for warrants for the respective quarters.

Sales and marketing expense decreased by $5,494 to $138 for the 3-month period ending March 31, 2021 from $5,632 for the 3-month period ending March 31, 2020. The decrease is due to the discontinuation of selling digital subscriptions, events and digital marketing in 2021.

General and administrative expense was $146,794 for the 3-month period ending March 31, 2021, approximately equivalent to $143,025 for the 3-month period ending March 31, 2020.

Other income (expense)

During the three months ended March 31, 2021, we generated $1,707,087 of other expense associated with the loss from converting our debt and accrued interest outstanding into common stock.

Net Loss

Our net loss for the for the 3-month period ending March 31, 2021 was $1,835,453 compared to a net loss of $220,022 for the 3-month period ending March 31, 2020. The increase in net loss of $1,615,431 is a result of lack of issuance of non-cash stock-based compensation expenses to our personnel, and reduction in revenue, offset with the loss received for the conversion of our convertible debt to zero.

Additionally as result of the spinoff of MJLink which became a discontinued operation, we incurred net losses from discontinued operations of $27,700 and $2,698, respectively, for the period ended March 31, 2021 and March 31, 2020, respectively.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the 3-month period ending March 31, 2021, net cash inflows used in operating activities was $41,748 compared to net cash used of $299,836 for the 3-month period ending March 31, 2020. The $258,088 decrease in cash in operating activities is primarily attributable to the increase of $1,615,431 in our operating losses offset by $1,551,768 in loss of extinguishment of debt and an increase in accounts payable and accrued expenses of $266,173 during the three months ended March 31, 2021.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the year ended March 31, 2021 or 2020.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2021.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of March 31, 2021 and 2020.

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

NOTE 3 – RESTATEMENT

The following presents a reconciliation of the Balance Sheets, Statements of Operations, and Statements of Cash Flows from the prior period as previously reported to the restated amounts:

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2021
	As Reported	Restatement Adjustments	As Restated
Current Assets:
Cash	$114,695	-	114,695
Accounts receivable	-		-
Accounts receivable – related party	407,500	-	407,500
Prepaid expenses	45,000		45,000
Assets from discontinued operations	-	-	-
Total current assets	567,195	-	567,195
Investment–related party	800	-	800
Total Assets	$567,995	-	567,995

Current Liabilities:
Accounts payable and accrued liabilities	$112,537	-	112,537
Cash overdraft	-	-	-
Total Current Liabilities	112,537	-	112,537
Loans payable – related party	169,925	-	169,925
PPP Loan	163,111	-	163,111
Convertible debt and accrued interest	-	-	-
Total Liabilities	445,573	-	445,573

Stockholders’ Equity (Deficit):
Common Stock par value $0.001 10,000,000,000 shares authorized, 7,443,135,871 and 6,368,332,350 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	7,441,151	-	7,441,151
Additional paid in capital	24,128,008	1,817,941	25,945,949
Accumulated deficit	(31,446,737)	(1,817,941)	(33,264,678)
Total Stockholders’ Equity (Deficit)	122,422	-	122,422
Total Liabilities and Stockholders’ Equity	$567,995	-	567,995

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2021
	As Reported	Restatement Adjustments	As Restated

Revenues
Licensing revenue – related party	62,500	-	62,500
Total revenue	62,500	-	62,500
Cost of goods sold	-	-	-
Gross margin	62,500	-	62,500

Operating expenses
Compensation expense	43,934	-	43,934
Sales and marketing	138	-	138
General and administrative	146,794	-	146,794
Total operating expenses	190,866	-	190,866

Income (loss) from operation	(128,366)	-	(128,366)

Oher income (expense)
Loss on the extinguishment of convertible promissory notes	-	(1,551,768)	(1,551,768)
Interest expense	-	-	-
Other income (expense)	110,854	(266,173)	(155,319)
Total other income (expense)	110,854	(1,817,941)	(1,707,087)

Net loss from continuing operations	$(17,512)	(1,817,941)	(1,835,453)

Net loss from discontinued operations	(27,700)	-	(27,700)

Net income (loss)	$(45,212)	(1,817,941)	(1,863,153)

Weighted average number of shares outstanding
Basic	7,443,135,871	-	7,443,135,871
Diluted	7,451,800,634	-	7,451,800,634

Net income (loss) per share from continuing operations
Basic	$(0.00)	0.00	(0.00)
Diluted	$(0.00)	0.00	(0.00)

Net income (loss) per share from discontinued operations
Basic	$(0.00)	0.00	(0.00)
Diluted	$(0.00)	0.00	(0.00)

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31, 2021
	As Reported	Restatement Adjustments	As Restated

Cash flows used in operating activities
Net loss from continuing operations	$(17,512)	$(1,817,941)	(1,835,453)
Net loss from discontinued operations	(27,700)	-	(27,700)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on the extinguishment of debt	25,824	1,551,768	1,577,592
Changes in assets and liabilities
Accounts receivable	(11,448)	-	(11,448)
Prepaids	(45,000)	-	(45,000)
Accounts payable and accrued expenses	34,088	266,173	300,261
Net cash used in operating activities	(41,748)	-	(41,748)

Cash flows used in investing activities
Net cash used in investing activities	-	-	-

Cash flows provided by financing activities
Proceeds from the sale of common stock – private placement	100,000	-	100,000
Proceeds from the sale of common stock - convertible note	-		-
Proceeds from related party loans	56,250	-	56,250
Net cash provided by financing activities	156,250	-	156,250

Net increase in cash	114,502	-	114,502
Cash, beginning of period	193	-	193
Cash, end of period	$114,695	$-	114,695

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	-
Cash paid for taxes	$-	$-	-

Supplemental disclosure of non-cash information:
Common stock issued in satisfaction of convertible notes payable	$128,346	$-	128,346
Cancellation of shares issued in prior years	$29,737	$-	29,737

NOTE 4 – GOING CONCERN

The Company’s unaudited financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company had an accumulated deficit of $33,264,678 at March 31, 2021, and a loss from continuing operations of $1,835,453. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next three months with existing cash on hand and public issuance of common stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that the Company will succeed in its future operations. The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

NOTE 6 – SALES RETURNS

For the period ended March 31, 2021, the Company did not issue any credit memos.

NOTE 7 – STOCK WARRANTS

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

For the quarter ending March 31, 2021, the remaining lenders converted their debt into 709,449,528 common shares at an average of $0.00038 for a value of $267,173.

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

	Three Months ended
	March 31, 2021	March 31, 2020

Operating loss	$(27,700)	$(2,968)

Income(loss) before provision for income taxes	(27,700)	$(2,968)
Provision for income taxes	-	-
Net income (loss)	$(27,700)	$(2,968)

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. The Company had an accumulated deficit of $33,264,678 at March 31, 2021, had a net loss of $1,863,153 and used $41,748 in operating activities for the three months ended March 31, 2021. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand. While we believe that we will be successful generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that we will succeed in our future operations.

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

For the 3-month period ending March 31, 2021, the remaining lenders converted their debt into 709,449,528 common shares at an average of $0.00038 for a value of $267,173.

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

Date: March 31, 2022

SOCIAL LIFE NETWORK, INC.

By:	/s/ Ken Tapp
Ken Tapp
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Ken Tapp
Ken Tapp
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

