Form 10-Q/A
period 2021-06-30
Social Life Network, Inc.
filed 2022-03-31
CIK 1281984

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

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ending June 30, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2021 (the “Original Filing”).

During the three months ended March 31, 2021, four convertible noteholders converted $138,071 of principal and $129,102 of interest into 709,449,234 shares of our restricted common stock. We inadvertently failed to consider the market price of our securities on the date of conversion thus yielding an incorrect initial calculation of a $271,174 gain on the extinguishment of debt. The proper calculation of the gain or loss on conversion should have been a loss of $1,551,768 on the extinguishment of debt. We are filing this Amendment No. 1 to restate our financial statements as of June 30, 2022 that were previously reported on the Original Filing. The following items have been amended to reflect the restatements:

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

SOCIAL LIFE NETWORK, INC.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	F-2

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Loss Income for the three and six months ended June 30, 2021, and 2020	F-3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2021	F-4

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2020

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021, and 2020	F-5

Notes to Unaudited Condensed Consolidated Financial Statements	F-6

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2021 (As Restated)	December 31, 2020
ASSETS
Current Assets:
Cash	$15,345	$-
Accounts receivable	-	52
Accounts receivable – related party	408,000	368,000
Prepaid expenses	45,000	-
Assets from discontinued operations	-	28,500
Total current assets	468,345	396,552
Investment–related party	-	-
Total Assets	$468,345	$396,552

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$110,052	$189,169
Cash overdraft	-	307
Total Current Liabilities	110,052	189,476
Loans payable – related party	170,425	113,675
PPP Loan	163,111	163,111
Convertible debt and accrued interest	-	128,346
Total Liabilities	443,588	594,608

Stockholders’ Equity (Deficit):
Common Stock par value $0.001 10,000,000,000 shares authorized, 7413,399,204 and 6,368,332,350 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	7,411,414	6,368,347
Additional paid in capital	25,975,685	25,199,811
Accumulated deficit	(33,362,342)	(31,766,214)
Total Stockholders’ Equity (Deficit)	24,757	(198,056)
Total Liabilities and Stockholders’ Equity	$468,345	$396,552

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	(As Restated)		(As Restated)
	2021	2020	2021	2020

Revenues
Digital subscription revenue	$-	$7,292	$-	$16,534
Licensing revenue – related party	90,000	62,500	152,500	125,000
Total revenue	90,000	69,792	152,500	141,534
Cost of goods sold	8,889	10,744	8,889	8,679
Gross margin	81,111	59,048	143,611	132,855

Operating expenses
Compensation expense	8,747	113,491	52,681	279,969
Sales and marketing	12,409	2,650	12,547	8,282
General and administrative	157,619	77,815	304,413	129,402
Total operating expenses	178,775	193,956	369,641	417,653

Operating loss	(97,664)	(134,908)	(226,030)	(284,798)

Oher income (expense)
Loss on the extinguishment of debt	-	-	(1,551,768)	-
Interest expense	-	(32,062)	-	(60,563)
Other income (expense)	-	44,693	(155,319)	4,404
Total other income (expense)	-	12,631	(1,707,087)	(56,159)

Net loss from continuing operations	$(97,664)	$(122,277)	$(1,933,117)	$(340,957)

Net loss from discontinued operations	-	-	(27,700)	-

Net income (loss)	$(97,664)	$(122,277)	$(1,960,817)	$(340,957)

Weighted average number of shares outstanding
Basic	7,443,135,871	1,330,794,686	6,908,703,181	1,330,794,686
Diluted	7,451,800,634	8,195,270,924	7,451,800,634	8,195,270,924

Net income (loss) per share from continuing operations
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share from discontinued operations
Basic	$0.00	$0.00	$(0.00)	$0.00
Diluted	$0.00	$0.00	$(0.00)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(unaudited)

	Common Stock B		Common Stock A		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance, January 1, 2021 (As Restated)	25,000,000	$-	6,368,332,350	$6,368,346	$25,199,811	$(31,766,214)	$(198,056)
Net loss from discontinued operations	-	-	-	-	-	(27,700)	(27,701)
Net loss from continuing operations	-	-	-	-	-	(1,835,453)	(1,835,453)
Issuance of common stock in connection with:
Conversion of convertible notes	-	-	1,072,803,521	1,070,805	963,104	-	2,033,909
Private placement		-	2,000,000	2,000	98,000		100,000
MJLink spinoff adjustments	-	-			(314,967)	364,689	49,722
Balance, March 31, 2021 (As Restated)	25,000,000	$-	7,443,135,871	$7,441,151	$25,945,948	$(33,264,678)	$122,422

Cancellation of shares issued in prior years	-	-	(29,736,667)	(29,737)	29,737	-	-
Net loss from discontinued operations	-	-	-	-	-	-	-
Net loss from continuing operations	-	-	-	-	-	(97,664)	(97,664)
Balance, June 30, 2021 (As Restated)	25,000,000	$-	7,413,399,204	$7,411,414	$25,975,685	$(33,362,342)	$24,757

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2021 (As Restated)	2020
Cash flows used in operating activities
Net loss from continuing operations	$(1,933,117)	$(323,779)
Net loss from discontinued operations	(27,700)	-
Adjustments to reconcile net loss to net cash used in operating activities
Loss on the extinguishment of debt	1,639,390	-
Gain on sale of discontinued assets	78,222	-
Changes in assets and liabilities
Accounts receivable	(39,948)	(76,000)
Prepaids	(45,000)	14,070
Cash overdraft	(307)	-
Accounts payable and accrued expenses	187,055	93,741
Net cash used in operating activities	(141,405)	(291,968)

Cash flows used in investing activities
Net cash used in investing activities	-	-

Cash flows provided by financing activities
Proceeds from the sale of common stock – private placement	100,000	-
Proceeds from the sale of common stock - convertible note	-	295,846
Proceeds from related party loans	118,850	-
Payment for related party loans	(62,100)	-
Net cash provided by financing activities	156,750	295,846

Net increase in cash	15,345	3,878

Cash, beginning of period	-	11,557
Cash, end of period	$15,345	$15,435

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$60,563
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash information:
Common stock issued in satisfaction of convertible notes payable	$128,346	$-
Cancellation of shares issued in prior years	$29,737	$-

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

Cash equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents period ended on June 30, 2021, and December 31, 2020.

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

NOTE 3 – RESTATEMENT

The following presents a reconciliation of the Balance Sheets, Statements of Operations, and Statements of Cash Flows from the prior period as previously reported to the restated amounts :

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2021
	As Reported	Restatement Adjustments	As Restated
Current Assets:
Cash	$15,345	-	15,345
Accounts receivable	-		-
Accounts receivable – related party	408,000	-	408,000
Prepaid expenses	45,000		45,000
Assets from discontinued operations	-	-	-
Total current assets	468,345	-	468,345
Investment–related party	-	-	-
Total Assets	$468,345	-	468,345

Current Liabilities:
Accounts payable and accrued liabilities	$110,052	-	110,052
Cash overdraft	-	-	-
Total Current Liabilities	110,052	-	110,052
Loans payable – related party	170,425	-	170,425
PPP Loan	163,111	-	163,111
Convertible debt and accrued interest	-	-	-
Total Liabilities	443,588	-	443,588

Stockholders’ Equity (Deficit):
Common Stock par value $0.001 10,000,000,000 shares authorized, 7413,399,204 and 6,368,332,350 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	7,411,414	-	7,411,414
Additional paid in capital	24,157,744	1,817,941	25,975,685
Accumulated deficit	(31,544,401)	(1,817,941)	(33,362,342)
Total Stockholders’ Equity (Deficit)	24,757	-	24,757
Total Liabilities and Stockholders’ Equity	$468,345	-	468,345

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2021			For the six months ended June 30, 2021
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated

Revenues
Digital subscription revenue	$90,000	$-	$90,000	$-	$-	$-
Licensing revenue – related party	-	-	-	152,500	-	152,500
Total revenue	90,000	-	90,000	152,500	-	152,500
Cost of goods sold	8,889	-	8,889	8,889	-	8,889
Gross margin	81,111	-	81,111	143,611	-	143,611

Operating expenses
Compensation expense	8,747	-	8,747	52,681	-	52,681
Sales and marketing	12,409	-	12,409	12,547	-	12,547
General and administrative	157,619	-	157,619	304,413	-	304,413
Total operating expenses	178,775	-	178,775	369,641	-	369,641

Income (loss) from operation	(97,664)	-	(97,664)	(226,030)	-	(226,030)

Oher income (expense)
Loss on the extinguishment of convertible promissory notes	-	-	-	-	(1,551,768)	(1,551,768)
Interest expense	-	-	-	-	-	-
Other income (expense)	-	-	-	110,854	(266,173)	(155,319)
Total other income (expense)	-	-	-	110,854	(1,817,941)	(1,707,087)

Net loss from continuing operations	$(97,664)	-	(97,664)	$(115,176)	(1,817,941)	(1,933,117)

Net loss from discontinued operations	-	-	-	(27,700)	-	(27,700)

Net income (loss)	$(97,664)	-	(97,664)	$(142,876)	(1,817,941)	(1,960,817)

Weighted average number of shares outstanding
Basic	7,443,135,871	-	7,443,135,871	6,908,703,181	-	6,908,703,181
Diluted	7,451,800,634	-	7,451,800,634	7,451,800,634	-	7,451,800,634

Net income (loss) per share from continuing operations
Basic	$(0.00)	0.00	(0.00)	$(0.00)	0.00	(0.00)
Diluted	$(0.00)	0.00	(0.00)	$(0.00)	0.00	(0.00)

Net income (loss) per share from discontinued operations
Basic	$0.00	0.00	0.00	$(0.00)	0.00	(0.00)
Diluted	$0.00	0.00	0.00	$(0.00)	0.00	(0.00)

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30, 2021
	As Reported	Restatement Adjustments	As Restated

Cash flows used in operating activities
Net loss from continuing operations	$(115,176)	$(1,817,941)	(1,933,117)
Net loss from discontinued operations	(27,700)	-	(27,700)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on the extinguishment of debt	87,622	1,551,768	1,639,390
Gain on sale of discontinued assets	78,222	-	78,222
Changes in assets and liabilities
Accounts receivable	(39,948)	-	(39,948)
Prepaids	(45,000)	-	(45,000)
Cash overdraft	(307)	-	(307)
Accounts payable and accrued expenses	(79,118)	266,173	187,055
Net cash used in operating activities	(141,405)	-	(141,405)

Cash flows used in investing activities
Net cash used in investing activities	-	-	-

Cash flows provided by financing activities
Proceeds from the sale of common stock – private placement	100,000	-	100,000
Proceeds from the sale of common stock- convertible note	-	-	-
Proceeds from related party loans	118,850	-	118,850
Payment for related party loans	(62,100)	-	(62,100)
Net cash provided by financing activities	156,750	-	156,750

Net increase in cash	15,345	-	15,345

Cash, beginning of period	-	-	-
Cash, end of period	$15,345	$-	15,345

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash information:
Common stock issued in satisfaction of convertible notes payable	$128,346	$-	$128,346
Cancellation of shares issued in prior years	$29,737	$-	$29,737

NOTE 4 – GOING CONCERN

Our unaudited financial statements have been prepared on a going concern basis, which assumes that we will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $33,362,342 at June 30, 2021, and a loss from continuing operations of $1,933,117. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon its generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next three months with existing cash on hand and public issuance of common stock. While we believe that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that we will succeed in its future operations. Our financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 8 – COMMON STOCK AND CONVERTIBLE DEBT

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

NOTE 9 -DISCONTINUED OPERATIONS

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

NOTE 10 – SUBSEQUENT EVENTS

None

Board of Director, Chief Financial Officer, and Board Appointments

None.

Risk Factors

Risks Related to Our Business

Our independent registered public accounting firm has issued a going concern opinion; there is substantial uncertainty that we will continue operations in which case you could lose your investment.

Our financial statements dated June 30, 2021, have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $33,362,342 at June 30, 2021, had a net loss of $1,933,117 and used 141,405 in cash from operating activities for the six months ended June 30, 2021. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. Although we may be successful in obtaining financing and/or generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such funding will be achieved at a sufficient level or that we will succeed in our future operations.

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

We have generated a majority of our revenue for the 6 months ended June 30, 2021 from licensing revenue. The loss of the majority of our revenues in future periods in any of these revenue categories will negatively and materially affect our results of operations.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $33,362,342 at June 30, 2021, had a net loss of $1,933,117 and lost $226,030 in operating activities for the six months ended June 30, 2021. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand. While we believe that we will be successful generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that we will succeed in our future operations.

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

Cost of Revenue

Cost of revenue was $8,889 for the 3 and 6-month period ending June 30, 2021, compared to $10,744 and $8,679 for the 3 and 6-month period ending June 30, 2020, respectively, the decrease of which is due to the discontinuation of selling digital subscriptions, events and digital marketing in 2021.

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

Other income (expense)

During the 3 and 6-month period ending June 30, 2021, we generated $-0- and $1,707,087 of other expense from converting our debt and accrued interest outstanding into common stock.

Net Loss

During the 3 and 6-month period ending June 30, 2021, we recognized a net loss from continuing operations of $97,664 and $1,933,117, compared to $122,277 and $340,957 for the 3 and 6-month period ending June 30, 2020, respectively, the increase of which is primarily due to the discontinuation of selling digital subscriptions, events, and digital marketing in 2021 and other expense from converting our debt and accrued interest outstanding into common stock.

During the 3 and 6-month period ending June 30, 2021, we recognized a net loss from discontinued operations of $-0- and $27,700, compared to $-0- for the 3 and 6-month period ending June 30, 2020, respectively, primarily due to the spinoff of MjLink being treated as discontinued operations.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities amounted to $141,405 during the 6-month period ending June 30, 2021, compared to $291,968 during the 6-month period ending June 30, 2021, the $150,563 decrease of which is primarily attributable to the increase of $1,615,431 in our operating losses offset by $1,551,768 in loss of extinguishment of debt, a gain of $78,222 on sale of discontinued assets, an increase in accounts payable and accrued expenses of $266,173.

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

