Form 10-Q/A
period 2021-09-30
Social Life Network, Inc.
filed 2022-03-31
CIK 1281984

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

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ending September 30, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on November 5, 2021 (the “Original Filing”).

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

SOCIAL LIFE NETWORK, INC.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2021	December 31, 2020
	(As Restated)
ASSETS
Current Assets:
Cash	$3,518	$-
Accounts receivable	-	52
Accounts receivable – related party	408,000	368,000
Prepaid expenses	45,000	-
Assets from discontinued operations	-	28,500
Total current assets	456,518	396,552
Total Assets	$456,518	$396,552

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$110,758	$189,169
Cash overdraft	-	307
Total Current Liabilities	110,758	189,476
Loans payable – related party	175,625	113,675
PPP Loan	163,111	163,111
Convertible debt and accrued interest	-	128,346
Total Liabilities	449,494	594,608

Stockholders’ Equity (Deficit):
Common Stock par value $0.001 10,000,000,000 shares authorized, 7,413,399,204 and 6,368,332,350 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	7,411,414	6,368,347
Additional paid in capital	25,975,685	25,199,811
Accumulated deficit	(33,380,075)	(31,766,214)
Total Stockholders’ Equity (Deficit)	7,024	(198,056)
Total Liabilities and Stockholders’ Equity	$456,518	$396,552

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	(As Restated)		(As Restated)
	2021	2020	2021	2020

Revenues
Digital subscription revenue	$-	$7,083	$-	$23,438
Licensing revenue – related party	84,889	62,500	237,389	187,500
Total revenue	84,889	69,583	237,389	210,938
Cost of goods sold	13,349	1,756	22,238	6,921
Gross margin	71,540	67,827	215,151	217,859

Operating expenses
Compensation expense	-	22,745	52,681	123,328
Sales and marketing	2,612	1,045	15,159	9,326
General and administrative	86,661	55,527	391,074	364,315
Total operating expenses	89,273	79,317	458,914	496,969
Operating loss	(17,733)	(11,490)	(243,763)	(279,110)

Oher income (expense)
Loss on the extinguishment of debt	-	-	(1,551,768)	-
Interest expense	-	(23,320)	-	(83,884)
Other income (expense)	-	6,400	(155,319)	10,804
Total other income (expense)	-	(16,920)	(1,707,087)	(73,080)

Net loss from continuing operations	$(17,733)	$(28,410)	$(1,950,850)	$(352,190)

Net loss from discontinued operations	-	-	(27,700)	-

Net income (loss)	$(17,733)	$(28,410)	$(1,978,550)	$(352,190)

Weighted average number of shares outstanding
Basic and diluted	7,443,135,871	3,456,183,888	7,078,783,892	3,456,183,888

Net income (loss) per share from continuing operations
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per share from discontinued operations
Basic and diluted	$0.00	$0.00	$(0.00)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(unaudited)

	Common Stock B		Common Stock A		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
For the Three Months Ended September 30, 2021 (As Restated)
Balance, June 30, 2021	25,000,000	$-	7,413,399,204	$7,411,414	$25,975,685	$(33,362,342)	$24,757

Net loss from discontinued operations	-	-	-	-	-	-	-
Net loss from continuing operations	-	-	-	-	-	(17,733)	(17,733)

Balance, September 30, 2021 (As Restated)	25,000,000	$-	7,413,399,204	$7,411,414	$25,975,685	$(33,380,075)	$7,024

	Common Stock B		Common Stock A		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
For the Nine Months Ended September 30, 2021 (As Restated)
Balance, January 1, 2021	25,000,000	$-	6,368,332,350	$6,368,346	$25,199,811	$(31,766,214)	$(198,056)
Net loss from discontinued operations	-	-	-	-	-	-	-
Net loss from continuing operations	-	-	-	-	-	-	-
Issuance of common stock in connection with:	-	-	-			-
Conversion of convertible notes	-	-	1,072,803,521	1,070,805	963,104	-	2,033,909
Private placement	-	-	2,000,000	2,000	98,000	-	100,000
MJLink spinoff adjustments	-	-			(314,967)	364,689	49,722
Cancellation of shares issued in prior years	-	-	(29,736,667)	(29,737)	29,737	-	-
Net loss from discontinued operations	-	-	-	-	-	(27,700)	(27,700)
Net loss from continuing operations	-	-	-	-	-	(1,950,850)	(1,950,850)
Balance, September 30, 2021 (As Restated)	25,000,000	$-	7,413,399,204	$7,411,414	$25,975,685	$(33,380,075)	$7,024

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

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2021
	(As Restated)	2020
Cash flows used in operating activities
Net loss from continuing operations	$(1,845,641)	$(352,190)
Net loss from discontinued operations	(132,909)	-
Adjustments to reconcile net loss to net cash used in operating activities	-
Gain on the extinguishment of convertible promissory notes	1,639,390	-
Gain on sale of discontinued assets	78,222	-
Changes in assets and liabilities
Accounts receivable	(39,948)	(138,500)
Prepaids	(45,000)	20,467
Cash overdraft	(307)	-
Accounts payable and accrued expenses	187,761	47,693
Net cash used in operating activities	(158,432)	(422,530)

Cash flows used in investing activities
Net cash used in investing activities	-	-

Cash flows provided by financing activities
Proceeds from the sale of common stock – private placement	100,000	-
Proceeds from the sale of common stock - convertible note	-	410,973
Proceeds from related party loans	124,050	-
Payment for related party loans	(62,100)	-
Net cash provided by financing activities	161,950	410,973

Net increase in cash	3,518	(11,557)
Cash, beginning of period	-	11,557
Cash, end of period	$3,518	$0

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$83,884
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash information:
Common stock issued in satisfaction of convertible notes payable	$128,346	$-
Cancellation of shares issued in prior years	$29,737	$-

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

Cash equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents period ended on September 30, 2021, and December 31, 2020.

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

NOTE 3 – RESTATEMENT

The following presents a reconciliation of the Balance Sheets, Statements of Operations, and Statements of Cash Flows from the prior period as previously reported to the restated amounts :

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2021
	As Reported	Restatement Adjustments	As Restated
Current Assets:
Cash	$3,518	-	3,518
Accounts receivable	-		-
Accounts receivable – related party	408,000	-	408,000
Prepaid expenses	45,000		45,000
Assets from discontinued operations	-	-	-
Total current assets	456,518	-	456,518
Total Assets	$456,518	-	456,518

Current Liabilities:
Accounts payable and accrued liabilities	$110,758	-	110,758
Cash overdraft	-	-	-
Total Current Liabilities	110,758	-	110,758
Loans payable – related party	175,625	-	175,625
PPP Loan	163,111	-	163,111
Convertible debt and accrued interest	-	-	-
Total Liabilities	449,494	-	449,494

Stockholders’ Equity (Deficit):
Common Stock par value $0.001 10,000,000,000 shares authorized, 7,413,399,204 and 6,368,332,350 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	7,411,414	-	7,411,414
Additional paid in capital	24,157,744	1,817,941	25,975,685
Accumulated deficit	(31,562,134)	(1,817,941)	(33,380,075)
Total Stockholders’ Equity (Deficit)	7,024	-	7,024
Total Liabilities and Stockholders’ Equity	$456,518	-	456,518

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2021			For the nine months ended September 30, 2021
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated

Revenues
Digital subscription revenue	$-	$-	$-	$-	$-	$-
Licensing revenue – related party	84,889	-	84,889	237,389	-	237,389
Total revenue	84,889	-	84,889	237,389	-	237,389
Cost of goods sold	13,349	-	13,349	22,238	-	22,238
Gross margin	71,540	-	71,540	215,151	-	215,151

Operating expenses
Compensation expense	-	-	-	52,681	-	52,681
Sales and marketing	2,612	-	2,612	15,159	-	15,159
General and administrative	86,661	-	86,661	391,074	-	391,074
Total operating expenses	89,273	-	89,273	458,914	-	458,914

Income (loss) from operation	(17,733)	-	(17,733)	(243,763)	-	(243,763)

Oher income (expense)
Loss on the extinguishment of debt	-	-	-	-	(1,551,768)	(1,551,768)
Interest expense	-	-	-	-	-	-
Other income (expense)	-	-	-	110,854	(266,173)	(155,319)
Total other income (expense)	-	-	-	110,854	(1,817,941)	(1,707,087)

Net loss from continuing operations	$(17,733)	-	(17,733)	$(132,909)	(1,817,941)	(1,950,850)

Net loss from discontinued operations	-	-	-	(27,700)	-	(27,700)

Net income (loss)	$(17,733)	-	(17,733)	$(160,609)	(1,817,941)	(1,978,550)

Weighted average number of shares outstanding
Basic and diluted	7,443,135,871	-	7,443,135,871	7,078,783,892	-	7,078,783,892

Net income (loss) per share from continuing operations
Basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)	$0.00	$(0.00)

Net income (loss) per share from discontinued operations
Basic and diluted	$0.00	0.00	0.00	$(0.00)	0.00	(0.00)

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30, 2021
	As Reported	Restatement Adjustments	As Restated

Cash flows used in operating activities
Net loss from continuing operations	$(27,700)	$(1,817,941)	(1,845,641)
Net loss from discontinued operations	(132,909)	-	(132,909)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on the extinguishment of debt	87,622	1,551,768	1,639,390
Gain on sale of discontinued assets	78,222	-	78,222
Changes in assets and liabilities
Accounts receivable	(39,948)	-	(39,948)
Prepaids	(45,000)	-	(45,000)
Cash overdraft	(307)	-	(307)
Accounts payable and accrued expenses	(78,412)	266,173	187,761
Net cash used in operating activities	(158,432)	-	(158,432)

Cash flows used in investing activities
Net cash used in investing activities	-	-	-

Cash flows provided by financing activities
Proceeds from the sale of common stock – private placement	100,000	-	100,000
Proceeds from the sale of common stock - convertible note	-	-	-
Proceeds from related party loans	124,050	-	124,050
Payment for related party loans	(62,100)	-	(62,100)
Net cash provided by financing activities	161,950	-	161,950

Net increase in cash	3,518	-	3,518

Cash, beginning of period	-	-	-
Cash, end of period	$3,518	$-	3,518

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash information:
Common stock issued in satisfaction of convertible notes payable	$128,346	$-	$128,346
Cancellation of shares issued in prior years	$29,737	$-	$29,737

NOTE 4 – GOING CONCERN

Our unaudited financial statements have been prepared on a going concern basis, which assumes that we will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $33,380,075 at September 30, 2021, and a loss from continuing operations of $1,950,850. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon its generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next three months with existing cash on hand and public issuance of common stock. While we believe that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that we will succeed in its future operations. Our financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

NOTE 8 – COMMON STOCK AND CONVERTIBLE DEBT (continued)

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

NOTE 8 – COMMON STOCK AND CONVERTIBLE DEBT (continued)

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

NOTE 8 – COMMON STOCK AND CONVERTIBLE DEBT (continued)

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

NOTE 8 – COMMON STOCK AND CONVERTIBLE DEBT (continued)

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

Our financial statements dated September 30, 2021, have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $33,380,075 at September 30, 2021, had a net loss of $1,980,850 and used 158,432 in cash from operating activities for the six months ended September 30, 2021. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. Although we may be successful in obtaining financing and/or generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such funding will be achieved at a sufficient level or that we will succeed in our future operations.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $33,380,075 at September 30, 2021, had a net loss of $1,980,850 and lost $243,763 in operating activities for the nine months ended September 30, 2021. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand. While we believe that we will be successful generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that we will succeed in our future operations.

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

Cost of Revenue

Cost of revenue for the three-month and nine-month period ending September 30, 2021, was $13,349 and $22,238, respectively, compared to $1,756 and $6,921 for the three and nine month period ending June 30, 2020, respectively, the decrease of which is due to the discontinuation of selling digital subscriptions, events and digital marketing in 2021.

Operating Expenses

For the three-month and nine-month period September 30, 2021, we recognized compensation expense of $-0- and $52,681, compared to $22,745 and $123,328 for three-month and nine-month period ending September 30, 2020, respectively, the decrease of which is due to the discontinuation of selling digital subscriptions, events and digital marketing in 2021.

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

Other income

During the three-month and nine-month period ending September 30, 2021, we generated $-0- and $1,707,087 of other expense from converting our debt and accrued interest outstanding into common stock.

Net Loss

During the three-month and nine-month period ending September 30, 2021, we recognized a net loss from continuing operations of $17,733 and $1,950,850, compared to $28,410 and $352,190 for the three-month and nine-month period ending September 30, 2020, respectively, the increase of which is primarily due to the discontinuation of selling digital subscriptions, events and digital marketing in 2021 and other expense from converting our debt and accrued interest outstanding into common stock.

During the three-month and nine-month period ending September 30, 2021, we recognized a net loss from discontinued operations of $-0- and $27,700, compared to $-0- for the three-month and nine-month period ending September 30, 2020, respectively, primarily due to the spinoff of MjLink being treated as discontinued operations.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities amounted to $158,432 during the nine-month period ending September 30, 2021, compared to $422,530 during the nine-month period ending September 30, 2020, the $264,098 decrease of which is primarily attributable to the increase of $1,615,431 in our operating losses offset by $1,551,768 in loss of extinguishment of debt, a gain of $78,222 on sale of discontinued assets, an increase in accounts payable and accrued expenses of $266,173.

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

