Form 10-K
period 2021-12-31
Social Life Network, Inc.
filed 2022-04-11
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2021 ($.0057 per share), the last business day of the registrant’s most recently completed second fiscal quarter, was $43,704,613.

The Company has 7,675,367,567 common stock shares outstanding as of April 11, 2022.

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

As used in this annual report on Form 10-K, the terms “we”, “us” “our” refer to Social Life Network, Inc., a Nevada corporation or Decentral Life.

Corporate Overview – Formation, Corporate Changes, Material Merger

Organization

We are a Technology Business Incubator (TBI) that provides tech start-ups with seed technology development and executive leadership, making it easier for start-up founders to focus on raising capital, perfecting their business model, and growing their network usership. Our seed technology is an artificial intelligence (AI) powered social network and Ecommerce platform that leverages blockchain technology to increase speed, security, and accuracy on the niche social networks that we license to the companies in our TBI.

On or about August 16th, 2021, we formed a new division that focuses on developing a global decentralized social network and cryptocurrency project, named Decentral Life.

The decentralized social networking platform aims to replace our existing cloud-based SaaS that is licensed to our TBI Licensees. Decentral Life launched the first of many smart contracts on the Ethereum blockchain that work toward achieving our goal to build a decentralized global social networking platform. A smart contract is a computer program or a transaction protocol which is intended to automatically execute, control or document legally relevant events and actions according to the terms of a contract or an agreement. Our first smart contract was launched on the Ethereum blockchain, defining our WDLF utility token. As described in more detail below, WDLF Tokens are Ethereum ERC20 utility tokens, rewarded to users for the time and effort they spend creating content, connecting with others, and influencing their own friends and followers on other mainstream social platforms to join that TBI company’s niche network.

On or about December 1, 2021, we began the process of changing our name from Social Life Network to Decentral Life and doing business as Decentral Life while the name change was being processed by the state of Nevada. On or about March 1, 2022 the state of Nevada completed the name change filing, from Social Life Network, Inc. to Decentral Life, Inc.

Corporate Changes

On February 24, 2004, we merged with Calvert Corporation, a Nevada Corporation, changing our name to Sew Cal Logo, Inc., and moved our domicile from California to Nevada, at which time our common stock became traded under the ticker symbol SEWC.

In June 2014, Sew Cal Logo, Inc. was placed into receivership in Nevada’s 8th Judicial District (White Tiger Partners, LLC et al v. Sew Cal Logo, Inc.et al, Case No A-14-697251-C) (Dept. No.: XIII) (the “Receivership”).

On January 29, 2016, we completed a business combination/merger agreement with Life Marketing, Inc., a Colorado corporation. On April 11th, 2016 we changed our name to Social Life Network, Inc. and changed our ticker symbol from SEWC to WDLF.

On September 20, 2018, we incorporated MjLink.com, Inc. (“MjLink”), a Delaware Corporation. On February 1, 2020, MjLink.com, Inc. filed its Form 1-A Offering Document for a Regulation A Tier 2 initial public offering, which the SEC qualified on September 28, 2020. Since its incorporation in September 2018, MjLink functionally operated as our cannabis and hemp division, which we funded; however, effective as of August 6, 2020, MjLink operated independently from at which time we no longer funded MjLink. As of December 31, 2020 and thereafter, we owned 800,000 Class A common stock shares of MjLink at a value of $0.10 per share for an aggregate value of $80,000. The Shares were issued to us for MjLink’s use of our social networking software from January 2020 through December 2020 for which we charged a license fee. The share count of 800,000 MjLink Class A common stock shares represents approximately 15% of the total outstanding shares issued from MjLink as of December 31, 2021.

On March 4, 2020, our Board of Directors (the “Board”) increased our number of our authorized Common Stock shares from 500,000,000 to 2,500,000,000 Common Stock Shares pursuant to an amendment to our Articles of Incorporation with the state of Nevada, and submitted to Nevada our Certificate of Designation of Preferences, Rights and Limitations of the Class B Common Stock, providing that each Class B Common Stock Share shall have one-hundred (100) votes on all matters presented to be voted by the holders of Common Stock. The Class B Common Stock Shares only have voting power and otherwise have no equity, cash value, or any other value.

Effective March 4, 2020, our Board unanimously approved the issuance of 25,000,000 Class B Common Stock Shares to Ken Tapp, our Chief Executive Officer, in return for his services as our Chief Executive Officer from February 1, 2016 to February 29, 2020, which shares are equal to two billion five hundred million (2,500,000,000) votes and otherwise have no equity, cash value or any other value.

Effective March 28, 2021, our Board unanimously approved the issuance of fifty million (50,000,000) Class B Common Stock Shares to Ken Tapp, our Chief Executive Officer, in return for his services as our Chief Executive Officer from March 1, 2020 to February 28, 2021, which shares are equal to five billion (5,000,000,000) votes and otherwise have no equity, cash value or any other value. As of the date of this filing, our Chief Executive Officer controls approximately 98% of shareholder votes via his issuance of an aggregate of 75,000,000 Class B Shares and controls over 7,500,000,000 votes.

On May 8, 2020, we filed Amended and Restated Articles of Incorporation in Nevada to increase our authorized shares from 2,500,000,000 to 10,000,000,000 Shares and our Preferred Shares from 100,000,000 to 300,000,000 Shares.

On June 30, 2021, our Board unanimously approved adopting the Certificate for Series A Cumulative Convertible Preferred Stock (the “Certificate”), which Certificate was filed in Nevada on June 30, 2021 and became effective on July 6, 2021. The Certificate, provides that, among other things, that each Preferred A Share shall have the right to convert each Series A Preferred Share into 20 Common Stock Shares and shall have liquidation rights over other series of Preferred Stock.

Our Business

We are a Technology Business Incubator (TBI), which operates through individual SaaS (software as a service) licensing agreements with our technology business incubator startup founders, provides those tech startups with a blockchain and ai powered technology platform to run their own social networking and e-commerce. Through our platform and legal and executive leadership, it is easier for the startup founders to focus on raising their own capital, perfect their business model, and grow their network usership.

From 2015 through 2021, we have thirteen niche social networking companies that participate in our TBI program that depend on the use of our technology platform to operate their business. Each of our TBI participating companies (or licensees) have a primary business goal of growing their network usership to a large enough size that would make them a target for being acquired or merged with by other niche industry companies in the same sector. Alternatively, some of our TBI participating companies might be better suited for an initial public offering or reverse takeover with an existing public company to reach their liquidity event.

To assist our TBI licensees with the usership growth of their niche industry social networks, our blockchain powered platform rewards their users for creating their own private and secure online social experience with WDLF Tokens that are minted through their social networking activity. WDLF Tokens are Ethereum ERC20 utility tokens, rewarded to users for the time and effort they spend creating content, connecting with others, and influencing their own friends and followers on other mainstream social platforms (E.g., Facebook, Twitter, Instagram, etc.) to join that TBI company’s niche network. Starting in 2022, we will begin selling to other companies our software applications that are needed to help them conduct their own digital token distributions, and registered cryptocurrency offerings.

As of December 31, 2021, our TBI companies operate in the Hunting, Fishing, Camping, RV Travel, Motor Racing, Racket Sports, Cycling, Golfing, Cannabis, Hemp, Space Exploration, Soccer, Blockchain NFT, and Residential Real Estate industries.

Revenue Generation

We generate revenues from our TBI licensees by charging a 5% fee on their revenue and taking a 15% non-dilutive common stock position in their company when they reach a liquidity event.

Starting in 2022, we aim to begin generating revenue from the sales of our newly developed ICO SaaS platform. The digital token platform will be sold through a SaaS licensing agreement on an annual basis.

Operations

We currently operate and support the ongoing technology development and maintenance of our SaaS platforms for end-users from more than 120 countries worldwide. Our directors, executives, and niche industry business advisors support each of our TBI licensees. The goal of our operations team is to increase the potential of each TBI licensees’ liquidity event in the shortest amount of time possible.

Target Markets

We have targeted the following industries that fit well with our management experience and software capability:

●	Cannabis and Hemp

●	Travel

●	Outdoorsman Sports

●	Racket Sports

●	Cycling

●	Golf

●	Motor Sports

●	Soccer

●	Commercial space industry

●	Decentralized finance

●	Non-fungible tokens (NFT’s)

●	Residential Real Estate

Intellectual Property

Our technology platform and associated applications, features and functionality are comprised of proprietary software, code and know-how that are of key importance to our business plan.

Better Practices

We spend a significant amount of time each year with our TBI startup founders and their management teams, developing better business practices in our effort to increase the probability of their success and eventual liquidity events.

Sources and Availability of Products and Names of Principal Suppliers

We currently rely on certain key suppliers and vendors in the support and maintenance of our business model. Management believes it has mitigated the associated risks of these single-source vendor relationships by ensuring that we have access to additional qualified vendors and suppliers to provide like or complementary services.

Dependence on One or a Few Major TBI Licensees

We are not dependent upon one or a few major TBI program licensees and we do not expect to have any significant attrition of TBI licensees. We depend on our own management’s ability to work with our existing and future TBI licensees to help them succeed with their own business model.

Government Regulation

Government regulation is of significant concern for our business. Our management believes it currently possesses all requisite authority to conduct our business successfully while abiding by government regulations.

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

ITEM 1A. RISK FACTORS

An investment in our securities is highly speculative and should be purchased only by persons who can afford to lose their entire investment. Before purchasing any of our securities, you should carefully consider the following factors relating to our business and prospects. If any of the following risks occur, our business, financial condition or operating results could be materially adversely affected. In such case, you may lose all or part of your investment. You should carefully consider the risks described below and the other information in this annual report before in investing in our common stock.

Risks Related to Our Business

Our independent registered public accounting firm has issued a going concern opinion; there is substantial uncertainty that we will continue operations in which case you could lose your investment.

In their report dated December 31, 2021, our independent registered public accounting firm, B F Borgers CPA PC, stated that our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $33,520,912 at December 31, 2021, had a net loss of $2,199,387, and used net cash of $301,869 in operating activities for the 12 months ended December 31, 2021. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. Although we may be successful in obtaining financing and/or generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such funding will be achieved at a sufficient level or that we will succeed in our future operations.

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

We estimate that it will cost approximately $300,000 annually to maintain the proper management and financial controls for our filings required as a public reporting company, funds that would otherwise be spent for our business operations. Our public reporting costs may increase over time, which will increase our expenses and may decrease our potential profitability.

We have generated a majority of our revenue in 2021 and 2020 from licensing, event, and digital marketing revenues, respectively; the loss of the majority of our revenues in future periods will negatively affect our results of operations.

Because our Chief Executive Officer holds 75,000,000 votes, he can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

Our Chief Executive Officer beneficially owns approximately 98% of our outstanding voting stock primarily through his ownership of Class B Common Stock Shares. which provides him with significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We face intense competition since many of our competitors have greater resources than we do.

We face significant competition with respect to our technology platform, including but not limited to Facebook and LinkedIn, which offer a variety of online digital and social networking technology offerings. As such, we expect tech competition to intensify further in the future and we will be subject to competition. Many of our competitors, including the competitors stated above, have greater capital resources, facilities and diversity of services and product lines, which will enable them to compete more effectively in this market. Competition may increase because of consolidation within the industry. We may be unable to differentiate our products and services from those of our competitors, or successfully develop and introduce new products and services that are less costly than, or superior to, those of our competitors, which could have a material adverse effect on our business, results of operations and financial condition.

We compete with other platforms for market share and for the time and attention of consumers. The proliferation of choices available to consumers for information and business connections has resulted in audience fragmentation and has negatively affected overall consumer demand. We also compete with digital publishers and other forms of media, including social media platforms, search platforms, portals, and digital marketing services. The competition we face has intensified because of the growing popularity of mobile devices, such as smartphones and social-media platforms, and the shift in consumer preference from print media to digital media for the delivery and consumption of content, including video content, websites or use our digital applications directly. Given the ever-growing and rapidly changing number of digital media options available on the Internet, we may be unable to increase our online traffic sufficiently and retain or grow a base of frequent visitors to our websites and applications on mobile devices. In addition, the ever-growing and rapidly changing number of digital media options available on the Internet may lead to technologies and alternatives that we are unable to offer.

The proliferation of new platforms available to advertisers may affect both the amount of advertising that we are able to sell as well as the rates advertisers are willing to pay. Our ability to compete successfully for advertising also depends on our ability to drive scale, engage digital audiences, and prove the value of our advertising and the effectiveness of our digital platforms, including the value of advertising adjacent to high quality content, and on our ability to use our brands to continue to offer advertisers unique, and multi-platform advertising programs. If we are unable to demonstrate to advertisers the continuing value of our digital platforms or offer advertisers unique advertising programs tied to our brands, business, financial condition, and results of operations may be adversely affected.

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

We rely on various information technology systems to manage our operations, which subjects us to inherent costs and risks associated with maintaining, upgrading, replacing and changing these systems, including impairment of our information technology, potential disruption of our internal control systems, substantial capital expenditures, demands on management time and other risks of delays or difficulties in upgrading, transitioning to new systems or of integrating new systems into our current systems.

We do not have certain corporate governance matters in place such as an independent board of directors or nominating, audit, or compensation committees, there may be conflicts of interests and corporate governance related risks.

Our Board consists mostly of current executive officers and consultants, which means that we do not have any outside or independent directors. The lack of independent directors:

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

Additionally, we do not have a nominating, audit or compensation committee or any such committee comprised of independent directors. The board of directors performs these functions. No members of the board of directors are independent directors. Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

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

In the ordinary course of our business, we may collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers and business partners, and personally identifiable information of our customers, in our data centers and on its networks. The secure processing, maintenance and transmission of this information is critical to our business strategy, information technology and infrastructure and we may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our network, services and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, and disruption to our operations and the services it provides to customers. This often results in a loss of confidence in our products and services, which could adversely affect our ability to earn revenues and competitive position and could have a material adverse effect on our business, results of operations, and financial condition.

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

In the near term and contingent upon raising adequate funds or generate the needed revenue, we intend to expand our operations significantly to foster growth. Growth may place a significant strain on our business and administrative operations, finances, management and other resources, as follows:

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

There are risks associated with the proposed expansion of our business.

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

Our business and operations and that of the businesses that we may acquire interests in may experience rapid growth; if we fail to manage our growth, our business and operating results could be negatively impacted.

We or the companies from which we may acquire interests from may experience rapid growth in our operations, which may place significant demands on our and those acquired companies’ management, operational and financial infrastructure. If the companies from which we intend to acquire interests do not manage growth, the quality of their products and/or services could materially suffer, which could negatively affect our brand and operating results and that of the companies we intend to acquire interests of. To manage this growth, we and those acquired companies will need to continue to improve operational, financial and management controls and reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and allocation of valuable management resources. If the improvements are not implemented successfully, our and those companies’ ability to manage growth will be impaired causing significant additional expenditures.

Acquiring interests in other companies could result in operating difficulties, dilution and other harmful consequences.

We do not have direct experience in acquiring interests of companies. which acquisitions if completed will be material to our financial condition and results of operations and may create material risks, including:

●	need to implement or remediate controls, procedures and policies
●	diversion of management’s time and focus from operating our business to acquisition integration challenges
●	retaining employees
●	need to integrate each company’s accounting, management information, human resource and other administrative systems for effective management.

Should we be unsuccessful in the above integration aspects, the anticipated benefit of our acquiring interests in other companies may not materialize. Future acquisitions or dispositions will likely result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may be unavailable on favorable terms or at all.

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

During 2021, we experienced material decreases in our revenues due to Covid-19

During 2021, we experienced material decreases in our revenues and results of operations due to Covid-19 when comparing our 2020 results to our 2021 financial results. Should this downward Covid-19 related trend continue, our revenues and results of operations will continue to be materially and negatively impacted.

THE OUTBREAK OF COVID-19 HAS RESULTED IN A WIDESPREAD HEALTH CRISIS THAT COULD ADVERSELY AFFECT THE ECONOMIES AND FINANCIAL MARKETS WORLDWIDE AND COULD EXPONENTIALLY INCREASE THE RISK FACTORS DESCRIBED ABOVE AND BELOW.

RISKS RELATED TO OUR SECURITIES

An investment in our securities is highly speculative.

Our tokens, common and preferred shares are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested. Before purchasing any of our securities, you should carefully consider the risk factors contained herein relating to our business and prospects. If any of the risks presented herein actually occur, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our tokens and common stock could decline at any time, and you may lose all or part of your investment.

There is no active public trading market for our tokens and preferred stock and an active market may never develop.

Our WDLF tokens and preferred stock is not quoted on any trading medium. Consequently, investors may be unable to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, holders of our securities may not find purchasers for our securities should they attempt to sell their securities. Consequently, only investors having no need for liquidity in their investment should purchase our securities and who can hold our securities for an indefinite period.

You will experience future dilution as a result of future equity offerings.

We may in the future offer additional securities in our company. Although no assurances can be given that we will consummate new financing, in the event we do, or in the event we sell shares of preferred or common stock or other securities convertible into shares of our common stock in the future, additional and substantial dilution will likely occur. In addition, investors purchasing shares or other securities in the future could have rights superior to investors in prior offerings. Subsequent offerings at a lower price, often referred to as a “down round”, could result in additional dilution.

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

External economic factors may have a material adverse impact on our business prospects.

Success can also be affected significantly by changes in local, regional and national economic conditions. Factors such as inflation, labor, energy, real estate costs, the availability and cost of suitable employees, fluctuating interest rates, state and local laws and regulations and licensing requirements and increased competition can also adversely affect us.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently involved in the following legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Peak One Opportunity Fund, L.P.

On April 9, 2021, we commenced legal action in the United States District Court for the Southern District of Florida against Peak One Opportunity Fund, L.P. (“Peak One”) and Jason Goldstein (“Goldstein”), alleging, among other things, that Peak One is acting as an unregistered dealer in violation of Section 15(a) of the Securities Exchange Act of 1934 (the “Act”) and, therefore, certain debentures and warrants entered into by and between us and Peak One should be declared void ab initio and, further, that Peak One is liable for recessionary damages to us pursuant to Section 29(b) of the Act.

On June 11, 2021, Peak One and Goldstein filed a motion to dismiss our complaint, which the Court subsequently granted on June 28, 2021, on procedural grounds, and without prejudice, and closed the action for administrative purposes.

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

On August 5, 2021, Peak One and Goldstein filed an opposition to our motion for leave to file a second amended complaint and, further, moved for sanctions pursuant to 28 U.S.C. § 1927.

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

Quarter Ended	High Bid	Low Bid
December 31, 2021	$0.0048	$0.0018
September 30, 2021	$0.0079	$0.0029
June 30, 2021	$0.0213	$0.0056
March 31, 2021	$0.0355	$0.0019

December 31, 2020	$0.0071	$0.0001
September 30, 2020	$0.0002	$0.0001
June 30, 2020	$0.0003	$0.0001
March 31, 2020	$0.0275	$0.0002

On April 8, 2022, the closing price of our common stock as reported by the OTC Markets Group was $0.002 per share.

Transfer Agent

The transfer agent and registrar for our Common Stock is ClearTrust, LLC. , 16540 Pointe Village Dr. Suite 205, Lutz, FL 33558; Phone number: (813) 235-4490

Holders of Common Stock

As of December 31, 2021, there were 162 holders of record of our common stock and 7,675,367,567 shares of our common stock issued and outstanding.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Annual Report on Form10-K.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $33,520,912 at December 31, 2021, had a net loss of $2,119,387, and used net cash of $ 310,869 in operating activities for the twelve months ended December 31, 2021. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand. While we believe that we will be successful generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that we will succeed in our future operations.

We will attempt to overcome the going concern opinion by increasing our TBI licensing to additional tech company startups, thereby increasing our revenues, which will increase our expenses and lead to possible net losses. There is no assurance that we will ever be profitable.

COMPARATIVE RESULTS FOR FISCAL YEARS

Results of Operations for the 12-month periods ended December 31, 2021 and 2020

Revenues

For the 12-month period ending December 31, 2021, we recognized revenue of $292,139 compared to $274,948 of revenue for the same 12-month period ended December 31, 2020. The $17,191 increase is primarily attributable to licensing revenue increasing by $42,139 in FY2021 compared to FY 2020 offset by no digital subscription revenue in FY2021 compared to $24,948 of digital subscription revenue in FY2020.

For the 12-month period ending December 31, 2021, we recognized $0 in digital subscription revenue compared to $24,948 for the 3-month period ending December 31, 2020. The $24,948 or 100% decrease in digital subscription revenue is attributable to __.

Cost of Goods Sold

Cost of goods sold was $22,611 for the 12-month period ending December 31, 2021 compared to $0 the 12-month period ending December 31, 2020, representing an increase of $22,511 or 100%. The 100% increase of costs of goods sold is attributable to the new Decentral Life division and WDLF Token launch.

Operating Expenses

Compensation expense decreased by $81,831 or 60% to $52,581 for the 12-month period ending December 31, 2021 from $134,512 for the 12-month period ending December 31, 2020. The decrease is attributable to changing from a full-time CFO position to a part-time contracted position.

Sales and marketing expense increased $9,008 or 84% to $19,711 for the 12-month period ending December 31, 2021 from $10,703 for the 12-month period ending December 31, 2020. The increase is primarily attributable to additional online advertising campaigns for the new Decentral Life division and WDLF Token launch.

General and administrative expense increased by $213,122 or 54% to $601,447 for the 12-month period ending December 31, 2021 from $388,325 for the 12-month period ending December 31, 2020. The $213,122 increase is primarily attributable to the new Decentral Life division and WDLF Token launch.

Other income (expense)

During the 12-months ended December 31, 2021, we recorded $1,707,087 of other expense consisting of $155,319 of loss on the sale of assets, and 1,551,768 of loss on the extinguishment of debt, compared to $58,839 of other income, net during the same 12 month period ended December 31, 2020. Other income in 2020 was primarily comprised of a gain of $154,112 on the conversion of convertible debt into common shares offset by interest charges on the convertible debt of $101,673

Net Loss

As a result of the foregoing, our net loss for the for the 12-month period ending December 31, 2021 was $2,119,387 compared to a net loss of $202,721 the 12-month period ending December 31, 2020. The $1,916,666 increase in net loss is primarily attributable to a loss of $1,551,768 loss on the extinguishment of debt in 2021.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities amounted to $310,450 during the year ended December 31, 2021 compared to $364,285 during the year ended December 31, 2021. The decrease in cash used in operations is attributable to changes in assets and liabilities in the 2021 period offset by larger operating losses in 2021.

Cash Flows from Financing Activities

Net cash provided by financing activities amounted to $313,450 during the 12-month period ended December 31, 2021, compared to $352,951 during the 12- month period ended December 31, 2020. The decrease of $39,471 in financing proceeds is primarily attributable to $213,459 in proceeds in 2021 from related party loans, and $100,000 in proceeds from the private placement of common stock; compared to $103,675 in related party loans and $-0- from the private placement of common stock in 2020; offset to a greater extent from the receipt of PPP loans of $163,111 in 2020 compared to $-0- in 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Social Life Network, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Social Life Network, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

S/ BF Borgers CPA PC

We have served as the Company’s auditor since 2017

Lakewood, CO

April 11, 2022

PCAOB ID:5041

SOCIAL LIFE NETWORK, INC.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$776	$193
Accounts receivable – related party	408,000	368,000
Assets from discontinued operations	-	28,052
Total current assets	408,776	396,245
Total Assets	$408,776	$396,245

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$52,353	$189,169
Total Current Liabilities	52,353	189,169
Loans payable – related party	327,125	113,675
PPP Loan	163,111	163,111
Convertible debt and accrued interest	-	128,346
Total Liabilities	542,589	594,301

Stockholders’ Equity (Deficit):
Common Stock par value $0.001 10,000,000,000 shares authorized, 7,675,367,567 and 6,368,332,350 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	7,675,368	6,368,347
Additional paid in capital	25,711,731	25,199,811
Accumulated deficit	(33,520,912)	(31,766,214)
Total Stockholders’ Equity (Deficit)	(133,813)	(198,056)
Total Liabilities and Stockholders’ Equity	$408,776	$396,245

The accompanying notes are an integral part of these financial statements.

SOCIAL LIFE NETWORK, INC

STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2021	2020

Revenues
Digital subscription revenue	$-	$24,948
Licensing revenue – related party	292,139	250,000
Total revenue	292,139	274,948
Cost of goods sold	22,611	-
Gross margin	269,528	274,948
Operating expenses
Compensation expense	52,681	134,512
Sales and marketing	19,711	10,703
General and administrative	601,447	388,325
Total operating expenses	654,128	533,540
Loss from operations	(384,600)	(258,592)
Oher income (expense)
Loss on the extinguishment of debt	(1,551,768)	-
Other income (expense)	(155,319)	58,839
Total other income (expense)	(1,707,087)	58,839
Net loss from continuing operations	$(2,091,687)	$(199,753)

Net loss from discontinued operations	(27,700)	(2,968)

Net income (loss)	$(2,119,387)	$(202,721)

Weighted average number of shares outstanding
Basic and diluted	7,078,783,892	6,368,332,350

Net income (loss) per share from continuing operations
Basic and diluted	$(0.00)	$(0.00)

Net income (loss) per share from discontinued operations
Basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

SOCIAL LIFE NETWORK, INC.

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

	Common Stock B		Common Stock A		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance, December 31, 2019	25,000,000	$-	140,777,231	$140,791	$31,016,394	$(31,563,493)	$(406,308)

Conversion of convertible notes to common stock			6,227,555,119	6,227,555	(5,816,583)		410,972

Net loss						(202,721)	(202,721)

Balance, December 31, 2020	25,000,000	$-	6,368,332,350	$6,368,346	$25,199,811	$(31,766,214)	$(198,057)

	Common Stock B		Common Stock A		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance, December 31, 2020	25,000,000	$-	6,368,332,350	$6,368,346	$25,199,811	$(31,766,214)	$(198,057)

Issuance of voting shares	50,000,000

Conversion of convertible notes to common stock			709,449,234	709,449	1,326,458		2,035,907

Warrant exercises			630,604,389	630,604	(630,604)		-

Private placement of common shares			2,000,000	2,000	98,000		100,000

MJLink spinoff adjustments					(314,967)	364,689	49,722

Cancellation of shares issued in prior years			(29,736,667)	(29,737)	29,737		-

To adjust excess cumulative shares			(5,281,739)	(3,296)	3,296		-

To adjust common stock value				(1,998)			(1,998)

Net loss						(2,119,387)	(2,119,387)
	75,000,000	$-	7,675,367,567	$7,675,368	$25,711,731	$(33,520,912)	$(133,813)

The accompanying notes are an integral part of these financial statements.

SOCIAL LIFE NETWORK, INC.

STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2021	2020
Cash flows used in operating activities
Net loss from continuing operations	$(2,091,687)	$(199,753)
Net loss from discontinued operations	(27,700)	(2,967)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on the extinguishment of convertible promissory notes	1,907,561	-
Gain on sale of discontinued assets	77,774	-
Changes in assets and liabilities
Accounts receivable -related party	(40,000)	(65,447)
Prepaids	-	(343,756)
Accounts payable and accrued expenses	(136,817)	247,638
Net cash used in operating activities	(310,869)	(364,285)

Cash flows provided by financing activities
Proceeds from the sale of common stock – private placement	100,000	-
Proceeds from convertible note	-	86,135
Proceeds from related party loans	213,450	103,675
Proceeds from PPP loans	-	163,111
Net cash provided by financing activities	313,450	352,921

Net increase in cash	2,581	(11,364)
Cash, beginning of period	193	11,557
Cash, end of period	$2,774	$193

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$15,807
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash information:
Common stock issued in satisfaction of convertible notes payable	$-	$-
Cancellation of shares issued in prior years	$-	$-

The accompanying notes are an integral part of these financial statements.

SOCIAL LIFE NETWORK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND DECEMBER 31, 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Social Life Network or Decentral Life is referred to in the following financial notes as the “Company”.

Organization

The Company a Technology Business Incubator (TBI) that provides tech start-ups with seed technology development and executive leadership, making it easier for start-up founders to focus on raising capital, perfecting their business model, and growing their network usership. The Company’s seed technology is an artificial intelligence (AI) powered social network and Ecommerce platform that leverages blockchain technology to increase speed, security and accuracy on the niche social networks that it licenses to the companies in its TBI.

On or about August 16th, 2021, the Company formed a new division to focus entirely on developing a global decentralized social network and cryptocurrency project, named Decentral Life.

The decentralized social networking platform aims to replace the Company’s existing cloud-based SaaS that is licensed to the Company’s our TBI Licensees. Decentral Life launched the first of many smart contracts on the Ethereum blockchain that work toward achieving the Company’s goal to build a decentralized global social networking platform. A smart contract is a computer program or a transaction protocol which is intended to automatically execute, control or document legally relevant events and actions according to the terms of a contract or an agreement. Our first smart contract was launched on the Ethereum blockchain, defining the Company’s WDLF utility token.

On or about December 1st, 2021, the Company began changing its company name from Social Life Network to Decentral Life and began doing business as Decentral Life while the name change was processed by the state of Nevada. On or about March 1, 2022 the state of Nevada completed the name change filing, from Social Life Network, Inc. to Decentral Life, Inc.

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

On January 29, 2016, we, as the seller (the “Seller”), completed a business combination/merger agreement (the “Agreement”) with the buyer, Life Marketing, Inc., a Colorado corporation (the “Buyer”), its subsidiaries and holdings, and all of the Buyer’s securities holders. We acted through the court-appointed receiver and White Tiger Partners, LLC, our judgment creditor. The Agreement provided that the then current owners of the private company, Life Marketing, Inc., become the majority shareholders, pursuant to which an aggregate of 119,473,334 common stock shares were issued to our officers.

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

Our Business

The Company is a Technology Business Incubator (TBI) that, through individual licensing agreements, provides tech start-ups with seed technology development, legal and executive leadership, makes it easier for start-up founders to focus on raising capital, perfecting their business model, and growing their network usership. The Company’s seed technology is an artificial intelligence (“AI”) powered social network and Ecommerce platform that leverages blockchain technology to increase speed, security and accuracy on the niche social networks that the Company licenses to the companies in its TBI. Decentral Life is a division of Social Life Network, that is working on a Decentralized Social Networking project, and has launched a WDLF Token on the Ethereum blockchain.

From 2013 through the first half of 2021, the Company added niche social networking tech start-ups to our TBI that target consumers and business professionals in the Cannabis and Hemp, Residential Real Estate industry, Space industry, Hunting, Fishing, Camping and RV’ing industry, Racket Sports, Soccer, Golf, Cycling, and Motor Sports industries.

Each of the Company’s TBI licensees’ goal is to grow their network usership to a size enabling sale to an acquiring niche industry company or taking the TBI licensee public or helping them sell their company through a merger or acquisition.

Using the Company’s state-of-art AI and Blockchain technologies that are cloud-based, our licensees’ social networking platforms learn from the changing online social behavior of users to better connect the business professionals and consumers together. The Company also utilizes AI in the development and updating of its code, in order to identify and debug its platform faster, and be more cost effective.

On or about August 16th, 2021, the Company formed a new division to focus entirely on developing a global decentralized social network and cryptocurrency project, named Decentral Life.

The decentralized social networking platform aims to replace the Company’s existing cloud-based SaaS that is licensed to its TBI Licensees. Decentral Life launched the first of many smart contracts on the Ethereum blockchain that work toward achieving the Company’s goal to build a decentralized global social networking platform. A smart contract is a computer program or a transaction protocol which is intended to automatically execute, control or document legally relevant events and actions according to the terms of a contract or an agreement. The Company’s first smart contract was launched on the Ethereum blockchain, defining its WDLF utility token.

On or about December 1t, 2021, the Company began the process of changing the company name from Social Life Network to Decentral Life and began doing business as Decentral Life while the name change was processed by the state of Nevada. On or about March 1st, 2022 the state of Nevada completed the name change filing, from Social Life Network, Inc. to Decentral Life, Inc.

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

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently have not experienced any losses in its accounts. The Company is not exposed to any significant credit risk on cash.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2021 and December 31, 2020, the Company’s cash equivalents totaled $776 and $193 respectively.

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

The carrying amount of our financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. Our notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to us for similar financial arrangements.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of December 31, 2021 and December 31, 2020.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which assumes that it will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. As of December 31, 2021 we had $776 of cash on hand an accumulated deficit of $33,520,912 and a loss from continuing operations of $2,119,387. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next year with the public issuance of common stock and related party loans. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that it will succeed in its future operations. The Company’s financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – RELATED PARTY TRANSACTIONS

Other than as disclosed below, there have been no transactions, since January 1, 2021, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $5,000 or one percent of our total assets at December 31, 2021, and in which any of the following persons had or will have a direct or indirect material interest:

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

The Company has Technology Business Incubator (TBI) license agreements with MjLink.com Inc., LikeRE.com Inc., HuntPost.com Inc., NetQub, Inc., RacketStar.com Inc., FutPost.com Inc., GolfLynk.com Inc., CycleFans.com Inc., WEnRV.com Inc., RaceScene.com Inc., and SpaceZE.com Inc., which agreements provide that the Company’s TBI licensees pay us a license fee of 5% percentage of annual revenues generated, and 15% of their common stock, issuable immediately prior to a liquidity event such as an IPO or sale of 51% or more, of a licensee’s common stock. The 15% common stock payment is non-dilutive prior to a liquidity event described above. The Company’s Chief Executive Office, Kenneth Tapp, owns less than 1% of our outstanding shares and is a board member of each of its TBI licensees. Ken Tapp owns less than 9.99% of the outstanding common stock in each of the Company’s licensees. Pricing for the license agreements was established by the Company’s board of directors. This type of licensing agreement is standard for technology incubators and tech start-up accelerators.

The Company’s related party revenue year-to-date for Fiscal Year 2021 is $292,139 or 100.0% of its gross revenue.

From January 1, 2021 through December 31, 2021, Kenneth Tapp, from time-to-time, provided short-term interest free loans totaling $213,450 for the Company’s operations. At December 31, 2021, the Company owed $327,125 to Kenneth Tapp.

As noted in Note 8, the Company completed a December 31, 2020 Division Spin-Off Agreement (“Spin-Off Agreement) between MjLink.com, Inc. (“MjLink”) and the Company whereby the Parties agreed that the Company would cease operating MjLink as its r cannabis division. and going forward MjLink would conduct its own operations (the “Spin-Off”). The Company recorded a loss from discontinued operations of $-0- and $27,700 during the year ended December 31, 2021. In connection with the Spin-Off, MjLink issued the Company 800,000 or 15.17% of its outstanding shares for MjLink’s use of the Company’s SaaS license from January 1st 2020 to December 31, 2020. Ken Tapp is the Company’s and MjLink’s Chief Executive Officer and thus the transaction was treated as a related party transaction. Thereafter, to reflect the true intention of the Parties to the Spin-Off Agreement, the Parties then agreed in an Amended Spin-Off Agreement to reflect an effective date of 12:01 am on January 1, 2021 of the Spin-Off transaction (“Effective Date”). Apart from the Effective Date, there were no further changes to the Spin-Off Agreement.

NOTE 5 – STOCK WARRANTS

During the years ended December 31, 2021 and the years ended December 31, 2020 the Company did not grant any warrants. Currently the Company has the remaining 5,563,850 vested warrants outstanding.

A summary of the status of the outstanding stock warrants is presented below:

Range of Exercise Prices	Number Outstanding 12/31/21	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.05 – 0.17	5,283,250	1.42 years	$0.07

NOTE 6 – COMMON STOCK

Common Stock

Class A

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

After unanimous Board of Director approval and Shareholder Approval by consent of over 51% of the Company’s r outstanding shares, filing of the Company’s Definitive Information Statement and notice to shareholders, the Company filed Amended and Restated Articles of Incorporation (“Amended Articles”) to increase its authorized shares with the State of Nevada, which was approved by the State of Nevada on May 8, 2020, which amended articles increased the Company’s r authorized Class A Common Stock Shares to Ten Billion (10,000,000,000) Shares, Class B Common Stock Shares to Four Hundred Million (400,000,000) Shares, and the Preferred Shares to Three Hundred Million (300,000,000) Shares. Additionally, the Amended Articles authorized the Company from May 8, 2020 and continuing until June 30, 2021, as determined by its Board of Directors in its sole discretion, to effect a Reverse Stock Split of not less than 1 share for every 5,000 shares and no more than 1 share for every 25,000 shares.

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

For the year ended December 31, 2021 the Company issued or cancelled the following shares:

●	Lenders converted their debt into 709,449,234 common shares at an average of $0.002869701, for a value of $2,035,907.

●	Canceled 29,736,667 shares issued in prior years at par value, for a total value of $29,737.

●	Issued 630,604,389 shares upon the exercise of warrants

●	Issued 2,000,000 shares and raised $100,000 pursuant to a private placement

As of December 31, 2021 and December 31, 2020 there were 7,675,367,567 and 6,368,332,350 shares issued and outstanding, respectively.

Class B

Effective March 4, 2020, the Company’s board of directors authorized the issuance of twenty-five million (25,000,000) Class B Common Stock Shares to Ken Tapp, the Company’s Chief Executive Officer, in return for his services as its Chief Executive Officer from February 1, 2016 to February 29, 2020, which shares are equal to two billion five hundred million (2,500,000,000) votes and have no equity, cash value or any other value.

Effective March 28, 2021, the Company’s Board authorized the issuance of fifty million (50,000,000) Class B Common Stock Shares to Ken Tapp, its Chief Executive Officer, in return for his services as the Company’s r Chief Executive Officer from March 1, 2020 to February 28, 2021, which shares are equal to five billion (5,000,000,000) votes and have no equity, cash value or any other value. As of the date of this filing, the Company’s our Chief Executive Officer controls approximately in excess of 98% of shareholder votes via its issuance of 75,000,000 Class B Shares to Ken Tapp, thereby controlling over 7,500,000,000 votes.

As of December 31, 2021, there are 75,000,000 shares of Class B shares outstanding

Preferred Stock

As of December 31, 2021 and December 31, 2020, the Company had 300,000,000 shares of preferred stock authorized with no preferred shares outstanding

Based on a unanimous vote of the Company’s r directors, the Company designated 100,000,000 shares of Cumulative Convertible Preferred A shares. On July 6, 2021, the Certificate of Rights and Preferences for those shares was approved. Each Preferred A Share has the right to convert each Series A Preferred Share into 20 Common Stock Shares if and only if, we become listed on the New York Stock Exchange (NYSE) or NASDAQ, and shall have liquidation rights over other series of Preferred Stock. As of December 31, 2021, no Preferred A shares have been issued.

NOTE 7 – CONVERTIBLE DEBT AND OTHER OBLIGATIONS

Convertible Debt

As of December 31, 2021 and December 31, 2020 the Company had $-0- and $128,346 in convertible debt, outstanding, respectively. A summary of the convertible notes issued and converted to common stock during 2020 and 2021 is listed below:

(A)	On May 24, 2019, the Company completed a 7-month fixed convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $240,000, which will be distributed in three equal monthly tranches of $80,000, in additional available cash resources with a payback provision of $80,000 plus the original issue discount of $4,000 or $84,000 due seven months from each funding date for each tranche, totaling $252,000. The Company received only two of the three tranches of $80,000, generating $160,000 in additional available cash resources with a payback provision due on December 23, 2019 and February 2, 2020 totaling $184,800 which includes the original issue discount of $8,000 plus interest of $16,800. In connection therewith, the Company issued 50,000 common stock shares for two tranches with another 25,000 common stock shares to be issued with the third tranche, and it reserved 8,000,000 which was subsequently increased to 3 billion restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. The Company determined that because the conversion price is variable and unknown, it could not determine if it had enough reserve shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $130,633 at the date of issuance when the stock price was at $0.12 per share. This note was paid in full on January 25, 2021.

(B)	On June 12, 2019, the Company completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $110,000 in additional available cash resources with a payback provision due on June 11, 2020 of $135,250 which includes the original issue discount of $11,000 plus interest of $14,250. In connection with the note, we have reserved 14,400,000 restricted common shares as reserve for conversion. The conversion price is a 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. We determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. On December 19, 2019, the Company converted $10,000 of principle into 495,472,078 shares of common stock at approximately $0.035 per share. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $59,231 at the date of issuance when the stock price was at $0.11 per share. This note was paid in full on February 5, 2021.

(C)	On June 26, 2019, the Company completed a 9-month senior convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $135,000 in additional available cash resources with a payback provision due on March 25, 2020 of $168,000 which includes the original issue discount of $15,000 plus interest of $18,000. In connection with the note, we issued 100,000 common stock shares and has reserved 15,000,000, which was subsequently increased to 1 billion restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. The Company determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $72,692 at the date of issuance when the stock price was at $0.11 per share. This note was paid in full on January 7, 2021.

(D)	On August 7, 2019, the Company completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $100,000 in additional available cash resources with a payback provision due on August 6, 2020 of $121,000 which includes the original issue discount of $10,000 plus interest of $11,000. In connection with the note, the Company issued 100,000 common stock shares and has reserved 677,973,124, which was subsequently increased to 105,769,231, restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. The Company determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, we determined that the beneficial conversion feature of the note created a fair value discount of $73,750 at the date of issuance when the stock price was at $0.09 per share. This note was paid in full on July 28, 2020.

(E)	On August 21, 2019, the Company completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $148,500, which would be distributed in three equal monthly tranches of $49,500. Only one tranche of $49,500 was received, and created available cash resources with a payback provision of $49,500 plus the original issue discount of $5,500 or $55,000 due twelve months from each funding date for each tranche, totaling $165,000. The Company generated $49,500 in additional available cash resources with a payback provision due on August 20, 2020 totaling $60,500 which includes the original issue discount of $5,500 plus interest of $5,500. In connection therewith, the Company issued 50,000 common stock shares for the first tranche with another 50,000 common stock shares to be issued with each additional tranche, which will total 150,000 common shares; we have reserved 80,000,000 which was subsequently increased to 2 billion restricted common shares for conversion. The conversion price is the 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. The Company determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $26,654 at the date of issuance when the stock price was approximately $0.07 per share. This note was paid in full on January 4, 2021.

(F)	On January 28, 2020, the Company completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate up to $925,000, which will be distributed in multiple tranches to be determined, in additional available cash resources with a payback provision of principle debt without an original issue discount plus interest. The Company received only one tranche and generated $63,000 in additional available cash resources with a payback provision due on January 27, 2021 totaling $69,300 which includes the principle plus interest of $6,300. The Company reserved 41,331,475, which was subsequently increased to 1 billion restricted common shares for conversion. The conversion price is the 39% discount to the average of the two (2) lowest trading prices during the previous fifteen (15) trading days to the date of a Conversion Notice. The Company determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $40,279 at the date of issuance when the stock price was approximately $0.01 per share. This note was paid in full on August 24, 2020.

Other Obligations

For the 12 months ended December 31, 2021, Kenneth Tapp, from time-to-time provided short-term interest free loans of $327,125 to help fund the Company’s operations.

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

On March 12, 2021, MjLink.com relieved all its $364,688 debt obligation to the Company.

NOTE 8 -DISCONTINUED OPERATIONS

As noted in Note 7, the Company completed a December 31, 2020 Division Spin-Off Agreement (“Spin-Off Agreement) between MjLink.com, Inc. (“MjLink”) and the Company whereby the Parties agreed that the Company would cease operating MjLink as its cannabis division. and going forward MjLink would conduct its own operations (the “Spin-Off”). The Company recorded a loss from discontinued operations of $27,700 during the year ended December 31, 2021. In connection with the Spin-Off, MjLink issued the Company 800,000 or 15.17% of its outstanding shares for MjLink’s use of the Company’s license from January 1st 2020 to December 31, 2020. Ken Tapp is the Company’s and MjLink’s Chief Executive Officer and thus the transaction was treated as a related party transaction. Thereafter, to reflect the true intention of the Parties to the Spin-Off Agreement, the Parties then agreed in an Amended Spin-Off Agreement to reflect an effective date of 12:01 am on January 1, 2021 of the Spin-Off transaction (“Effective Date”). Apart from the Effective Date, there were no further changes to the Spin-Off Agreement.

	Year ended December 31, 2021	Year ended December 31, 2020

Operating loss	$(27,700)	$(2,968)
Income(loss) before provision for income taxes	$(27,700)	$(2,968)
Provision for income taxes	-	-
Net loss	$(27,700)	$(2,968)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our chief executive officer, who is our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our chief executive officer, concluded that, as at December 31, 2021, our disclosure controls and procedures were not effective: (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. The conclusion reached by our chief executive officer was a result of the material weaknesses described below.

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

Based on our evaluation under the framework in COSO, our chief executive officer and chief financial officer have concluded that our internal controls over financial reporting were ineffective as of December 31, 2021 due to the above-noted material weaknesses with respect to disclosure controls and procedures. The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. We believe we have taken initial steps to mitigate these risks by consulting outside advisors where necessary.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Kenneth Tapp	Chairman, Chief Executive Officer, & Chief Technology Officer of Social Life Network and MjLink		June 6, 2016
Britt Glassburn	Board Member of Social Life Network		January 21, 2020
Brian Lazarus	Board Member of Social Life Network		January 21, 2020
Gregory Todd Markey	President of MjMicro and Board Member of Social Life Network		January 21, 2020
Lynn Murphy	Board Member of Social Life Network		January 21, 2020

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

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended December 31, 2021.

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

Nomination of Directors

As of December 31, 2021, we had not affected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our stockholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If stockholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	all individuals serving as our principal executive officer during the year ended December 31, 2021;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2021; and

who we will collectively refer to as the named executive officers, for all services rendered in all capacities to our company for the years ended December 31, 2021 and December 31, 2020 are set out in the following summary compensation table:

Summary Compensation Table
Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth Tapp (1)	2021	(5)	0	-	-	-	-	-	-	0
Chairman, Chief Executive Officer, and Chief Technology Office	2020	(4)	0	-	-	-	-	-	-	0
Mark DiSiena (2)	2021	(5)	24,000	-	-	-			-	24,000
Former-Chief Financial Officer	2020	(4)	120,000	-	-	-	-	-	-	120,000
Gregory Todd Markey (3)	2021	(5)	28,000	-	-	-	-	-	-	28,000
Director of Investor Relations(3)	2020	(4)	0	8,000	-	-	-	-	6,000	14,000

(1)	At our inception, Kenneth Tapp was appointed as our Chief Executive Officer, Chief Technology Officer, and Chairman.
(2)	Mark DiSiena was appointed as our Chief Financial Officer on November 1, 2018 and resigned as a full-time employee on February 24, 2021.
(3)	Gregory Todd Markey was appointed as our head of investor relations on April 1, 2019; and was appointed as a Board Director as of January 21, 2020.
(4)	Year ended December 31, 2020.
(5)	Year ended December 31, 2021.

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

Compensation of Directors

The table below shows the compensation of our Directors and Board Advisors who were not our named executive officers for the fiscal year ended December 31, 2020. There were no fees paid in 2021. :

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Leslie Bocskor(1) (2)	35,000	-	-	-	-	-	35,000
Kenneth Granville(1) (2)	-	-	-	-	-	-	-
Vincent (Tripp) Keber(1)(3)	30,000	-	-	-	-	-	30,000

(1)	Messrs. Bocskor, Granville and Keber were appointed as our directors on August 1, 2018, and resigned on January 21, 2020, but remained as Board Advisors through July 31, 2020.

(2)	During the time Leslie Bocskor was our Director and Advisor, he was the President/Founder of Electrum Partners, which received $35,000 in consulting fees for fiscal year 2020.

(3)	For Fiscal 2020, we paid our former Director and Advisor, Vincent “Tripp” Keber consulting fees of $30,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2021, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our current directors, our named executive officers and by our current executive officers and directors as a group.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)

Kenneth Tapp 3465 S Gaylord Ct. Suite A509 Englewood, Colorado 80113	Common Stock	0	(3)	0.0%
Media Star Promotions c/o Brian Lazarus 319 Clubhouse Lane Hunt Valley, MD 21031	Common Stock	5,000,000	(4)	0.07%
Britt Glassburn 3465 S Gaylord Ct. Suite A509 Englewood, Colorado 80113	Common Stock	1,283,333	(6)	0.02%
Gregory Todd Markey 3465 S Gaylord Ct. Suite A509 Englewood, Colorado 80113	Common Stock	1,000,000	(7)	0.01%
Lynn Murphy 3465 S Gaylord Ct. Suite A509 Englewood, Colorado 80113	Common Stock	608,333	(8)	0.01%
All executive officers and directors as a group (5 persons)	Common Stock	7,891,666		0.11%

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Percentage of common stock is based on 7,675,367,567 shares of our common stock issued and outstanding as of December 31, 2021

(3)	Kenneth Tapp was appointed as Chief Executive Officer, Chief Technology Officer, and Chairman since our inception. On April 8, 2021, in response to nearly 30 million warrants that management believes were illegally converted into shares on March 10, 2021 by Peak One and LGH Investments, the defendants in the foregoing legal complaints noted in ITEM 3. LEGAL PROCEEDINGS, our CEO, Ken Tapp, and on behalf of shareholders that suffered from the warrant conversion activity, processed a Stock Rescission of his own personal shares and he is personally paying for all legal fees noted in ITEM 3. LEGAL PROCEEDINGS.

(4)	Brian Lazarus has been a Director since January 21, 2020.

(5)	Britt Glassburn has been a Director since January 21, 2020.

(6)	Gregory Todd Markey has been a Director since January 21, 2020.

(7)	Lynn Murphy has been a Director since January 21, 2020.

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

We have Technology Business Incubator (TBI) license agreements with MjLink.com Inc., LikeRE.com Inc., HuntPost.com Inc., RacketStar.com Inc., FutPost.com Inc., GolfLynk.com Inc., CycleFans.com Inc., WEnRV.com Inc., RaceDY.com Inc., and SpaceZE.com Inc. which provides that our TBI licensees pay us a license fee of 5% percentage of annual revenues generated, and 15% of their common stock, issuable immediately prior to a liquidity event such as an IPO or sale of 51% or more, of a licensee’s common stock. The 15% of common stock is non-dilutive prior to a liquidity event described above. Our Chief Executive Officer, Kenneth Tapp owns less than 1% of our outstanding shares and is a board member of each of our TBI licensees. Ken Tapp owns less than 9.99% of the outstanding stock in each of our licensees. Pricing for the license agreements was set by our board of directors. This type of licensing agreement is standard for technology incubators and tech start-up accelerators.

Our related party revenue for Fiscal Years 2021 and 2020 was $292,139 and $250,000, respectively, 100% and 96.2%, respectively, of our gross revenue.

During Fiscal Year 2020, we paid 2 of our Advisors, Leslie Bocskor and Vincent (Tripp) Keber $35,000 and $30,000 for their consulting services, during fiscal year 2020.

From January 1, 2019, through December 31, 2021 Kenneth Tapp, from time-to-time provided short-term interest free loans amounting to $145,000 for the Company’s operations; at year end 2021 we owed $327,125 to Kenneth Tapp.

See transactions with related parties in Notes 5 and 13 in the accompanying financial statements included in this document.

Compensation for Executive Officers and Directors

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the year ended December 31, 2021 and 2020 for professional services rendered our independent registered public accounting firm BF Borgers CPA PC.

Fees	2021	2020
Audit Fees	$27,000	$45,735
Audit-Related Fees
Tax Fees
Other Fees	-	-
Total Fees	$27,000	$45,736

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 11, 2022
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
Ken Tapp
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: April 11, 2022	By:	/s/ Britt Glassburn
Britt Glassburn, Director

DATE: April 11, 2022	By:	/s/ Brian Lazarus
Brian Lazarus, Director

DATE: April 11, 2022	By:	/s/ Todd Markey
Gregory Todd Markey, Director

DATE: April 11, 2022	By:	/s/ Lynn Murphy
Lynn Murphy, Director

