Form 10-Q
period 2022-03-31
Social Life Network, Inc.
filed 2022-05-04
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The Company has 7,675,367,567 common stock shares outstanding as of May 4, 2022.

2

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

SOCIAL LIFE NETWORK, INC.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$228	$776
Accounts receivable – related party	364,950	408,000
Total current assets	365,178	408,776
Total Assets	$365,178	$408,776

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$52,353	$52,353
Total Current Liabilities	52,353	52,353
Loans payable – related party	333,825	327,125
PPP Loan	163,111	163,111
Total Liabilities	549,289	542,589

Stockholders’ Equity (Deficit):
Common Stock par value $0.001 10,000,000,000 shares authorized, 7,675,367,567 and 7,675,367,567 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	7,675,368	7,675,368
Additional paid in capital	25,711,731	25,711,731
Accumulated deficit	(33,571,210)	(33,520,912)
Total Stockholders’ Equity (Deficit)	(184,111)	(133,813)
Total Liabilities and Stockholders’ Equity	$365,178	$408,776

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months
	March 31,
	2022	2021

Revenues
Licensing revenue – related party	$-	$62,500
Total revenue	-	62,500
Cost of goods sold	-	-
Gross margin	-	62,500
Operating expenses
Compensation expense	-	43,934
Sales and marketing	2,816	138
General and administrative	47,483	146,794
Total operating expenses	50,299	190,866
Loss from operations	(50,299)	(128,366)
Other income (expense)
Loss on on the extinguishment of debt	-	(1,551,768)
Other income (expense)	-	(155,319)
Total other income (expense)	-	(1,707,087)
Net loss from continuing operations	$(50,299)	$(1,835,453)

Net loss from discontinued operations	-	(27,700)

Net income (loss)	$(50,299)	$(1,863,153)

Weighted average number of shares outstanding
Basic	7,675,367,567	7,443,135,871
Diluted	7,675,367,567	7,451,800,634

Net income (loss) per share from continuing operations
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Net income (loss) per share from discontinued operations

Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022

(unaudited)

	Common Stock B		Common Stock A		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance, December 31, 2020	25,000,000	-	6,368,332,350	6,368,346	25,199,811	(31,766,213)	(198,056)
Conversion of convertible notes	-	-	1,072,803,521	1,070,805	963,104		2,033,909
Private placement	-	-	2,000,000	2,000	98,000	-	100,000
MJLink spinoff adjustments	-	-	-	-	(314,967)	364,689	49,722
Net loss from discontinued operations	-	-	-	-	-	(27,700)	(27,700)
Net loss from continuing operations	-	-	-	-	-	(1,835,453)	(1,835,453)
Balance, March 31, 2021	25,000,000	$-	7,443,135,871	$7,441,151	$25,945,948	$(33,264,678)	$122,422

	Common Stock B		Common Stock A		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance, December 31, 2021	75,000,000	$-	7,675,367,567	$7,675,368	$25,711,731	$(33,520,912)	$(133,813)

Net loss						(50,299)	(50,299)
Balance, March 31, 2022	75,000,000	$-	7,675,367,567	$7,675,368	$25,711,731	$(33,571,211)	$(184,111)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months
	March 31,
	2022	2021
Cash flows used in operating activities
Net loss from continuing operations	$(50,299)	$(1,835,453)
Net loss from discontinued operations	-	(27,700)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on the extinguishment of convertible promissory notes	-	1,577,592
Changes in assets and liabilities
Accounts receivable -related party	43,051	(11,448)
Prepaids	-	(45,000)
Accounts payable and accrued expenses	-	300,261
Net cash used in operating activities	(7,248)	(41,748)

Cash flows provided by financing activities
Proceeds from the sale of common stock – private placement	-	100,000
Proceeds from related party loans	6,700	56,250
Net cash provided by financing activities	6,700	156,250

Net increase in cash	(548)	114,502
Cash, beginning of period	776	193
Cash, end of period	$228	$114,695

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$15,807
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash information:
Common stock issued in satisfaction of convertible notes payable	$-	$128,346
Cancellation of shares issued in prior years	$-	$29,737

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Social Life Network or Decentral Life is referred to in the following financial notes as the “Company.”

Organization

The Company is a Technology Business Incubator (TBI) that provides tech start-ups with seed technology development and executive leadership, making it easier for start-up founders to focus on raising capital, perfecting their business model, and growing their network usership. The Company’s seed technology is an artificial intelligence (AI) powered social network and Ecommerce platform that leverages blockchain technology to increase speed, security and accuracy on the niche social networks that it licenses to the companies in its TBI.

On or about August 16th, 2021, the Company formed a new division, Decentral Life, to focus entirely on developing a global decentralized social network and cryptocurrency project.

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

On or about December 1st, 2021, the Company began changing its company name from Social Life Network to Decentral Life and began doing business as Decentral Life while the name change was processed by the state of Nevada. On or about March 1, 2022, the state of Nevada completed the name change filing, from Social Life Network, Inc. to Decentral Life, Inc. The Company intends to file an Information Statement ratifying the name change.

Corporate Changes

On August 30, 1985, the Company was incorporated as a private corporation, CJ Industries, Inc., in California. On February 24, 2004, the Company merged with Calvert Corporation, a Nevada Corporation, changed its name to Sew Cal Logo, Inc., and moved our domicile to Nevada, at which time our common stock became traded under the ticker symbol “SEWC”.

In June 2014, Sew Cal Logo, Inc. was placed into receivership in Nevada’s 8th Judicial District (White Tiger Partners, LLC et al v. Sew Cal Logo, Inc.et al, Case No A-14-697251-C) (Dept. No.: XIII) (the “Receivership”).

On January 29, 2016, the Company, as the seller (the “Seller”), completed a business combination/merger agreement (the “Agreement”) with the buyer, Life Marketing, Inc., a Colorado corporation (the “Buyer”), its subsidiaries and holdings, and all of the Buyer’s securities holders. The Company acted through the court-appointed receiver and White Tiger Partners, LLC, its judgment creditor. The Agreement provided that the then current owners of the private company, Life Marketing, Inc., become the majority shareholders, pursuant to which an aggregate of 119,473,334 common stock shares were issued to the Company’s officers.

On September 20, 2018, the Company incorporated MjLink.com, Inc. (“MjLink”), a Delaware Corporation. On February 1, 2020, MjLink.com, Inc. filed its Form 1-A Offering Document for a Regulation A Tier 2 initial public offering, which the SEC qualified on September 28, 2020. On January 1, 2021, the Company ceased operating MjLink as a division and MjLink continued operations as an independent company, in return for MjLink issuing the Company 15.17% of MjLink’s. outstanding Class A common stock shares.

On March 4, 2020, the Company’s Board of Directors (the “Board”) increased its number of authorized shares of Common Stock from 500,000,000 to 2,500,000,000 Common Stock Shares pursuant to an amendment to its Articles of Incorporation with the state of Nevada and submitted to Nevada our Certificate of Designation of Preferences, Rights and Limitations of our Class B Common Stock, providing that each Class B Common Stock Share has one-hundred (100) votes on all matters presented to be voted by the holders of Common Stock. The Class B Common Stock Shares only have voting power and have no equity, cash value, or any other value.

Effective March 4, 2020, the Company’s Board authorized the issuance of twenty-five million (25,000,000) Class B Common Stock Shares to Ken Tapp, our Chief Executive Officer, in return for his services as our Chief Executive Officer from February 1, 2016 to February 29, 2020, which shares are equal to two billion five hundred million (2,500,000,000) votes and have no equity, cash value or any other value.

On May 8, 2020, the Company filed Amended and Restated Articles of Incorporation (“Amended Articles”) in Nevada to increase its authorized shares from 2,500,000,000 to 10,000,000,000 Shares and our Preferred Shares from 100,000,000 to 300,000,000 Shares. Additionally, the Amended Articles authorized the Company from May 8, 2020 and continuing until June 30, 2021, as determined by its Board in its sole discretion, to effect a Reverse Stock Split of not less than 1 share for every 5,000 shares and no more than 1 share for every 25,000 shares (the “Reverse Stock Split”).

On December 11th, 2020, the Company filed a Form 8-K stating that the Company would not be executing the Reverse Stock Split, which Reverse Stock Split expired on March 31st, 2021 pursuant to the May 8, 2020 Amended Articles described immediately above.

Effective March 28, 2021, the Company’s Board the issuance of fifty million (50,000,000) Class B Common Stock Shares to Ken Tapp, its Chief Executive Officer, in return for his services as the Company’s Chief Executive Officer from March 1, 2020 to February 28, 2021, which shares are equal to five billion (5,000,000,000) votes and have no equity, cash value or any other value. As of the date of this filing, the Company’s Chief Executive Officer controls approximately in excess of 98% of shareholder votes via the Company’s issuance of 75,000,000 Class B Shares to Ken Tapp, thereby controlling over 7,500,000,000 votes.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

Corporate Changes (continued)

The Company’s Business

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

Using the Company’s state-of-art AI and Blockchain technologies that are cloud-based, its licensees’ social networking platforms learn from the changing online social behavior of users to better connect the business professionals and consumers together. The Company also utilizes AI in the development and updating of its code, in order to identify and debug its platform faster, and be more cost effective.

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

On or about December 1t, 2021, the Company began the process of changing the company name from Social Life Network to Decentral Life and began doing business as Decentral Life while the name change was processed by the state of Nevada. On or about March 1st, 2022 the state of Nevada completed the name change filing, from Social Life Network, Inc. to Decentral Life, Inc. The Company intends to file an Information Statement ratifying the name change.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2022 and December 31, 2021, the Company’s cash equivalents totaled $228 and $776 respectively.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of March 31, 2022 and December 31, 2021.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-based Compensation

The Company accounts for equity-based transactions with nonemployees under the provisions of ASC Topic No. 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 establishes that equity-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to nonemployees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, the Company recognizes the fair value of the equity instruments issued as deferred stock compensation and amortize the cost over the term of the contract.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which assumes that it will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. As of March 31,2022, the Company had $228 of cash on hand an accumulated deficit of $33,571,210 and a loss from continuing operations of $50,299. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next year with the public issuance of common stock and related party loans. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that it will succeed in its future operations. The Company’s financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – RELATED PARTY TRANSACTIONS

Other than as disclosed below, there has been no transaction, since January 1, 2021, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $5,000 or one percent of our total assets at March 31, 2022, and in which any of the following persons had or will have a direct or indirect material interest:

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

The Company has Technology Business Incubator (TBI) license agreements with MjLink.com Inc., LikeRE.com Inc., HuntPost.com Inc., NetQub, Inc., RacketStar.com Inc., FutPost.com Inc., GolfLynk.com Inc., CycleFans.com Inc., WEnRV.com Inc., RaceScene.com Inc., and SpaceZE.com Inc., which agreements provide that our TBI licensees pay the Company a license fee of 5% percentage of annual revenues generated, and 15% of their common stock, issuable immediately prior to a liquidity event such as an IPO or sale of 51% or more, of a licensee’s common stock. The 15% common stock payment is non-dilutive prior to a liquidity event described above. The Company’s Chief Executive Office, Kenneth Tapp, owns less than 1% of our outstanding shares and is a board member of each of the Company’s TBI licensees. Ken Tapp owns less than 9.99% of the outstanding common stock in each of the Company’s licensees. Pricing for the license agreements was established by the Company’s board of directors. This type of licensing agreement is standard for technology incubators and tech start-up accelerators.

The Company’s related party revenue year-to-date for Fiscal Year 2021 is $237,389 or 100.0% of its gross revenue. The Company did not record any revenue during the three months ended March 31, 2022.

The Company paid 1 (one) of its Advisors, Vincent (Tripp) Keber, $30,000 for his consulting services during the first quarter of 2021.

From January 1, 2021 through December 31, 2021, Kenneth Tapp, from time-to-time, provided short-term interest free loans totaling $213,450 for the Company’s operations. From January 1 to March 31, 2022, provided short-term interest free loans totaling $6,700 for the Company’s operations. At March 31, 2022, the Company owed $333,825 to Kenneth Tapp.

As noted in Note 8, the Company completed a December 31, 2020 Division Spin-Off Agreement (“Spin-Off Agreement) between MjLink.com, Inc. (“MjLink”) and the Company s whereby the Parties agreed that the Company would cease our operating MjLink as our cannabis division. and going forward MjLink would conduct its own operations (the “Spin-Off”). The Company recorded a loss from discontinued operations of $-0- and $27,700 during the three and nine months ended March 31, 2022. In connection with the Spin-Off, MjLink issued the Company 800,000 or 15.17% of its outstanding shares for MjLink’s use of the Company’s license from January 1st 2020 to December 31, 2020. Ken Tapp is the Company’s and MjLink’s Chief Executive Officer and thus the transaction was treated as a related party transaction. Thereafter, to reflect the true intention of the Parties to the Spin-Off Agreement, the Parties then agreed in an Amended Spin-Off Agreement to reflect an effective date of 12:01 am on January 1, 2021 of the Spin-Off transaction (“Effective Date”). Apart from the Effective Date, there were no further changes to the Spin-Off Agreement.

NOTE 5 – SALES RETURNS

For the period ended March 31, 2022, the Company did not issue any credit memos.

NOTE 6 – STOCK WARRANTS

During the three months years ended March 31, 2022 and the years ended December 31, 2021 the Company did not grant any warrants. Currently, the Company has the remaining 5,563,850 vested warrants outstanding.

A summary of the status of the outstanding stock warrants is presented below:

Range of Exercise Prices	Number Outstanding 3/31/2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.05 – 0.17	5,283,250	1.17 years	$0.07

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

As of March 31, 2022 and December 31, 2021 there were 7,675,367,567 shares issued and outstanding.

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

Effective March 28, 2021, the Company’s Board authorized the issuance of fifty million (50,000,000) Class B Common Stock Shares to Ken Tapp, its Chief Executive Officer, in return for his services as the Company’s Chief Executive Officer from March 1, 2020 to February 28, 2021, which shares are equal to five billion (5,000,000,000) votes and have no equity, cash value or any other value. As of the date of this filing, the Company’s our Chief Executive Officer controls approximately in excess of 98% of shareholder votes via its issuance of 75,000,000 Class B Shares to Ken Tapp, thereby controlling over 7,500,000,000 votes.

As of March 31, 2022 and December 31, 2021, there are 75,000,000 shares of Class B shares outstanding.

Preferred Stock

As of March 31, 2022 and December 31, 2021, the Company had 300,000,000 shares of preferred stock authorized with no preferred shares outstanding.

Based on a unanimous vote of the Company’s r directors, the Company designated 100,000,000 shares of Cumulative Convertible Preferred A shares. On July 6, 2021, the Certificate of Rights and Preferences for those shares was approved. Each Preferred A Share has the right to convert each Series A Preferred Share into 20 Common Stock Shares if and only if, the Company become listed on the New York Stock Exchange (NYSE) or NASDAQ, and shall have liquidation rights over other series of Preferred Stock. As of March 31, 2022, no Preferred A shares have been issued.

NOTE 7 – COMMON STOCK AND CONVERTIBLE DEBT (continued)

Convertible Debt and Other Obligations

Convertible Debt

As of March 31, 2022 and December 31, 2021 the Company had $-0 in convertible debt, outstanding. There were no conversions during the three months ended March 31, 2022. A summary of the convertible notes issued and converted to common stock during 2021 is listed below:

(A)	On May 24, 2019, the Company completed a 7-month fixed convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $240,000, which will be distributed in three equal monthly tranches of $80,000, in additional available cash resources with a payback provision of $80,000 plus the original issue discount of $4,000 or $84,000 due seven months from each funding date for each tranche, totaling $252,000. The Company received only two of the three tranches of $80,000, generating $160,000 in additional available cash resources with a payback provision due on December 23, 2019 and February 2, 2020 totaling $184,800 which includes the original issue discount of $8,000 plus interest of $16,800. In connection therewith, the Company issued 50,000 common stock shares for two tranches with another 25,000 common stock shares to be issued with the third tranche, and it reserved 8,000,000 which was subsequently increased to 3 billion restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. The Company determined that because the conversion price is variable and unknown, it could not determine if it had enough reserve shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $130,633 at the date of issuance when the stock price was at $0.12 per share. This note was paid in full on January 25, 2021.

(B)	On June 12, 2019, the Company completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $110,000 in additional available cash resources with a payback provision due on June 11, 2020 of $135,250 which includes the original issue discount of $11,000 plus interest of $14,250. In connection with the note, we have reserved 14,400,000 restricted common shares as reserve for conversion. The conversion price is a 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. The Company determined that because the conversion price is variable and unknown, it could not determine if we had enough authorized shares to fulfill the conversion obligation. On December 19, 2019, the Company converted $10,000 of principle into 495,472,078 shares of common stock at approximately $0.035 per share. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $59,231 at the date of issuance when the stock price was at $0.11 per share. This note was paid in full on February 5, 2021.

(C)	On June 26, 2019, the Company completed a 9-month senior convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $135,000 in additional available cash resources with a payback provision due on March 25, 2020 of $168,000 which includes the original issue discount of $15,000 plus interest of $18,000. In connection with the note, the Company issued 100,000 common stock shares and has reserved 15,000,000, which was subsequently increased to 1 billion restricted common shares for conversion. The conversion price is the lower of $0.08 or sixty five percent (65%) of the 2 lowest traded prices of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion. The Company determined that because the conversion price is variable and unknown, it could not determine if the Company had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $72,692 at the date of issuance when the stock price was at $0.11 per share. This note was paid in full on January 7, 2021.

NOTE 7 – COMMON STOCK AND CONVERTIBLE DEBT (continued)

Convertible Debt and Other Obligations (continued)

Convertible Debt (continued)

(D)	On August 21, 2019, the Company completed a 12-month convertible promissory note and other related documents with an unaffiliated third-party funding group to generate $148,500, which would be distributed in three equal monthly tranches of $49,500. Only one tranche of $49,500 was received, and created available cash resources with a payback provision of $49,500 plus the original issue discount of $5,500 or $55,000 due twelve months from each funding date for each tranche, totaling $165,000. The Company generated $49,500 in additional available cash resources with a payback provision due on August 20, 2020 totaling $60,500 which includes the original issue discount of $5,500 plus interest of $5,500. In connection therewith, the Company issued 50,000 common stock shares for the first tranche with another 50,000 common stock shares to be issued with each additional tranche, which will total 150,000 common shares; the Company reserved 80,000,000 which was subsequently increased to 2 billion restricted common shares for conversion. The conversion price is the 35% discount to the average of the two (2) lowest trading prices during the previous twenty (20) trading days to the date of a Conversion Notice. The Company determined that because the conversion price is variable and unknown, it could not determine if it had enough authorized shares to fulfill the conversion obligation. As such, pursuant to current accounting guidelines, the Company determined that the beneficial conversion feature of the note created a fair value discount of $26,654 at the date of issuance when the stock price was approximately $0.07 per share. This note was paid in full on January 4, 2021.

NOTE 7 – COMMON STOCK AND CONVERTIBLE DEBT (continued)

Convertible Debt and Other Obligations (continued)

Other Obligations

For the 3 months ended March 31, 2022, Kenneth Tapp, from time-to-time provided short-term interest free loans of $6,700 to help fund the Company’s operations.

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

	Three months ended March 31, 2022	Three months ended March 31, 2021

Operating loss	$-	$(27,700)
Income(loss) before provision for income taxes	$-	$(27,700)
Provision for income taxes	-	-
Net loss	$-	$(27,700)

Board of Director, Chief Financial Officer, and Board Appointments

None.

Risk Factors

Risks Related to Our Business

Our independent registered public accounting firm has issued a going concern opinion; there is substantial uncertainty that we will continue operations in which case you could lose your investment.

In their report dated December 31, 2021, our independent registered public accounting firm, B F Borgers CPA PC, stated that our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $33,571,210 at March 31, 2022, had a net loss of $50,299 and used net cash of $7,248 in operating activities for the 3 months ended March 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. Although we may be successful in obtaining financing and/or generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such funding will be achieved at a sufficient level or that we will succeed in our future operations.

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

RISKS RELATED TO OUR SECURITIES

An investment in our securities is highly speculative.-

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

There is no active public trading market for our tokens and an active market may never develop.

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

We may in the future offer additional securities in our company. Although no assurances can be given that we will consummate new financing, in the event we do, or in the event we sell shares of preferred or common stock or other securities convertible into shares of our common stock in the future, additional and substantial dilution will likely occur. In addition, investors purchasing shares or other securities in the future could have rights superior to investors in prior offerings. Subsequent offerings at a lower price, often referred to as a “down round,” could result in additional dilution.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $33,571,210 at March 31, 2022, had a net loss of $50,299 and used net cash of $7,248 in operating activities for the 3 months ended March 31, 2022. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand. While we believe that we will be successful generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that we will succeed in our future operations.

We will attempt to overcome the going concern opinion by increasing our TBI licensing to additional tech company startups, thereby increasing our revenues, which will increase our expenses and lead to possible net losses. There is no assurance that we will ever be profitable.

COMPARATIVE RESULTS FOR FISCAL YEARS

Consolidated Performance - Results of Operations for the three month periods ended March 31, 2022 and 2021

Revenues

For the three-month period ending March 31, 2022, we recognized no revenues, compared to $62,500 in revenue from licensing during the three month period ending March 31, 2021. The decrease is primarily attributable to the new billing terms with our TBI program licensees.

Cost of Revenue

Cost of revenue was zero for the three-month period ending March 31, 2022 and 2021.

Operating Expenses

For the three-month period March 31, 2022 and 2021, we recognized compensation expense of $-0- compared to $43,934 for three-month period ending March 31, 2021, respectively, the decrease of which is primarily attributable to changing from a full-time CFO position to a part-time contracted position.

For the three-month period March 31, 2022, we recognized sales and marketing expense of $2,816, compared to $138 for the three-month period ending March 31, 2021, respectively. The decrease in sales and marketing expense is primarily attributable to additional online press and investor relation campaigns for the Company.

For the three-month period March 31, 2022, we recognized general and administrative expense of $47,483, compared to $146,794 for the three-month period ending March 31, 2021, respectively, the decrease of which is primarily attributable to a significant reduction in expenses paid to consultants.

Other income

During the three-month period ending March 31, 2022 and 2021, we generated $-0- and $1,707,087 of other expense, respectively. The other expense in the 2021 period was primarily comprised of other expense of $155,319 and a loss of $1,551,768 from loss on the extinguishment of debt from convertible note conversions to common stock.

Net Loss

During the three-month period ending March 31, 2022, we recognized a net loss from continuing operations of $50,299, compared to $1,835,453 for the three-month ending March 31, 2021, respectively, the decrease of which primarily attributable to the loss of $1,551,768 on note conversions in the 2021 period compared to no loss in the 2022 period

During the three-month period ending March 31, 2022, we recognized a net loss from discontinued operations of $-0-, compared to $27,700 for the three-month period ending March 31, 2021, respectively, primarily due to the spinoff of MjLink being treated as discontinued operations.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities amounted to $7,248 during the three-month period ending March 31, 2022, compared to $41,748 during the three-month period ending March 31, 2021, the $34,500 decrease of which is primarily attributable to $43,051 in collections in the 2022 period of accounts receivable.

Cash Flows from Financing Activities

Net cash provided by financing activities amounted to $6,700 during the three-month period ending March 31, 2022, compared to $156,250 during the three-month period ending March 31, 2021. The decrease of $149,550 in financing proceeds is attributable to $100,000 from proceeds in the sale of common stock in the 2021 period compared to $-0- in the 2022 period and due $56,250 in related party loans in 2021 compared to $6,700 in 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2022 and during our fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

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

There were no issuances of common stock during the three months ended March 31, 2022

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

Date: May 4, 2022

SOCIAL LIFE NETWORK, INC.

By:	/s/ Ken Tapp
Ken Tapp
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Ken Tapp
Ken Tapp
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

