Form 10-Q
period 2022-06-30
Social Life Network, Inc.
filed 2022-08-12
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The Company has 7,675,367,567 common stock shares outstanding as of August 12, 2022.

2

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

SOCIAL LIFE NETWORK, INC.

SOCIAL LIFE NETWORK, INC.

BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$-	$776
Accounts receivable – related party	423,050	408,000
Total current assets	423,050	408,776
Total Assets	$423,050	$408,776

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$52,353	$52,353
Cash overdraft	173	-
Total Current Liabilities	52,526	52,353
Loans payable – related party	332,280	327,125
PPP Loan	163,111	163,111
Total Liabilities	547,917	542,589

Stockholders’ Equity (Deficit):
Common Stock par value $0.001 10,000,000,000 shares authorized, 7,675,367,567 and 7,675,367,567 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	7,675,368	7,675,368
Additional paid in capital	25,711,731	25,711,731
Accumulated deficit	(33,511,966)	(33,520,912)
Total Stockholders’ Equity (Deficit)	(124,867)	(133,813)
Total Liabilities and Stockholders’ Equity	$423,050	$408,776

The accompanying notes are an integral part of these condensed financial statements.

SOCIAL LIFE NETWORK, INC

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues
Licensing and software revenue – related party	$140,000	$90,000	140,000	$152,500
Total revenue	140,000	90,000	140,000	152,500
Cost of goods sold	-	8,889	-	8,889
Gross margin	140,000	81,111	140,000	143,611
Operating expenses
Compensation expense	-	8,747	-	52,681
Sales and marketing	2,140	12,409	4,956	12,547
General and administrative	73,490	157,619	120,972	304,413
Total operating expenses	75,630	178,775	125,929	369,641
Loss from operations	64,370	(97,664)	14,071	(226,030)
Other income (expense)
Loss on the extinguishment of debt	-	-	-	(1,551,768)
Other income (expense)	(5,126)	-	(5,126)	(155,319)
Total other income (expense)	(5,126)	-	(5,126)	(1,707,087)
Net income (loss) from continuing operations	$59,244	$(97,664)	8,946	$(1,933,117)

Net loss from discontinued operations	-	-	-	(27,700)

Net income (loss)	$59,244	$(97,664)	8,946	$(1,960,817)

Weighted average number of shares outstanding
Basic	7,675,367,567	7,443,135,871	7,675,367,567	6,908,703,181
Diluted	7,675,367,567	7,451,800,634	7,675,367,567	7,451,800,634

Net income (loss) per share from continuing operations
Basic	$0.00	$(0.00)	0.00	$(0.00)
Diluted	$0.00	$(0.00)	0.00	$(0.00)

Net income (loss) per share from discontinued operations

Basic	$0.00	$0.00	0.00	$(0.00)
Diluted	$0.00	$0.00	0.00	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

SOCIAL LIFE NETWORK, INC.

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

(unaudited)

	Common Stock B		Common Stock A		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance, January 1, 2021	25,000,000	$-	6,368,332,350	$6,368,346	$25,199,811	$(31,766,214)	$(198,056)
Net loss from discontinued operations						(27,700)	(27,700)
Net loss from continuing operations						(1,835,453)	(1,835,453)
Issuance of common stock in connection with:
Conversion of convertible notes			1,072,803,521	1,070,805	963,104		2,033,909
Private placement			2,000,000	2,000	98,000		100,000
MJLink spinoff adjustments					(314,967)	364,689	49,722
Balance, March 31, 2021	25,000,000	$-	7,443,135,871	$7,441,151	$25,945,948	$(33,264,678)	$122,422

Cancellation of shares issued in prior years			(29,736,667)	(29,737)	29,737	-	-
Net loss from discontinued operations						-	-
Net loss from continuing operations						(97,664)	(97,664)
Balance, June 30, 2021	25,000,000	$-	7,413,399,204	$7,411,414	$25,975,685	$(33,362,342)	$24,757

	Common Stock B		Common Stock A		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance, December 31, 2021	75,000,000	$-	7,675,367,567	$7,675,368	$25,711,731	$(33,520,912)	$(133,813)

Net loss						(50,299)	(50,299)
Balance, March 31, 2022	75,000,000	$-	7,675,367,567	$7,675,368	$25,711,731	$(33,571,211)	$(184,111)

Net income						59,244	59,244
Balance, June 30, 2022	75,000,000	$-	7,675,367,567	$7,675,368	$25,711,731	$(33,511,966)	$(124,867)

The accompanying notes are an integral part of these condensed financial statements.

SOCIAL LIFE NETWORK, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2022	2021
Cash flows used in operating activities
Net profit (loss) from continuing operations	$8,946	$(1,933,117)
Net loss from discontinued operations	-	(27,700)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on the extinguishment of convertible promissory notes	-	1,639,390
Gain on sale of discontinued assets	-	78,222
Changes in assets and liabilities
Accounts receivable -related party	(15,050)	(39,948)
Prepaids	-	(45,000)
Cash overdraft	173	(307)
Accounts payable and accrued expenses	-	187,055
Net cash used in operating activities	(5,931)	(141,405)

Cash flows provided by financing activities
Proceeds from the sale of common stock – private placement	-	100,000
Proceeds from related party loans	5,155	118,850
Payment for related party loans	-	(62,100)
Net cash provided by financing activities	5,155	156,750

Net (decrease) increase in cash	(776)	15,345
Cash, beginning of period	776	-
Cash, end of period	$-	$15,345

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash information:
Common stock issued in satisfaction of convertible notes payable	$-	$128,346
Cancellation of shares issued in prior years	$-	$29,737

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

The decentralized social networking platform aims to replace the Company’s existing cloud-based SaaS that is licensed to the Company’s TBI Licensees. Decentral Life launched the first of many smart contracts on the Ethereum blockchain that work toward achieving the Company’s goal to build a decentralized global social networking platform. A smart contract is a computer program or a transaction protocol which is intended to automatically execute, control or document legally relevant events and actions according to the terms of a contract.. Our first smart contract was launched on the Ethereum blockchain, thereby defining the Company’s WDLF utility token.

On or about December 1st, 2021, the Company began changing its company name from Social Life Network to Decentral Life and started doing business as Decentral Life while the name change was processed by the state of Nevada. On or about March 1, 2022, the state of Nevada completed the name change filing, from Social Life Network, Inc. to Decentral Life, Inc. The Company filed a Definitive Information Statement on June 25, 2022 ratifying the name change, which was approved by the Company’s Board of Directors and by a majority shareholder consent vote.

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

On January 29, 2016, the Company, as the Seller, completed a business combination/merger agreement (the “Agreement”) with the buyer, Life Marketing, Inc., a Colorado corporation (the “Buyer”), its subsidiaries and holdings, and all of the Buyer’s securities holders. The Company acted through the court-appointed receiver and White Tiger Partners, LLC, its judgment creditor. The Agreement provided that the then current owners of the private company, Life Marketing, Inc., become the majority shareholders, pursuant to which an aggregate of 119,473,334 common stock shares were issued to the Company’s officers.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

Corporate Changes (continued)

On September 20, 2018, the Company incorporated MjLink.com, Inc. (“MjLink”), a Delaware Corporation. On February 1, 2020, MjLink. filed its Form 1-A Offering Document for a Regulation A Tier 2 initial public offering, which the SEC qualified on September 28, 2020. On January 1, 2021, the Company ceased operating MjLink as a division; MjLink continued operations as an independent company, in return for MjLink issuing the Company 15.17% of MjLink’s. outstanding Class A common stock shares.

On March 4, 2020, the Company’s Board of Directors (the “Board”) increased its number of authorized shares of Common Stock from 500,000,000 to 2,500,000,000 Common Stock Shares pursuant to an amendment to its Articles of Incorporation with the state of Nevada, and additionally submitted to Nevada the Company’s Certificate of Designation of Preferences, Rights and Limitations of its Class B Common Stock, providing that each Class B Common Stock Share has one-hundred (100) votes on all matters presented to be voted by Common Stock Holders. The Class B Common Stock Shares only have voting power and have no equity, cash value, or any other value.

Effective March 4, 2020, the Board authorized the issuance of 25,000,000 Class B Common Stock Shares to Ken Tapp, our Chief Executive Officer, in return for his services as our Chief Executive Officer from February 1, 2016 to February 29, 2020, which shares are equal to two billion five hundred million (2,500,000,000) votes and have no equity, cash value or any other value.

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

Effective March 28, 2021, the Company’s Board the issuance of 50,000,000 Class B Common Stock Shares to Ken Tapp, its Chief Executive Officer, in return for his services as the Company’s Chief Executive Officer from March 1, 2020 to February 28, 2021, which shares are equal to 5,000,000,000 votes and have no equity, cash value or any other value. As of the date of this filing, the Company’s Chief Executive Officer controls approximately in excess of 98% of shareholder votes via the Company’s issuance of 75,000,000 Class B Shares to Ken Tapp, which equals over 7,500,000,000 votes.

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

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

The Company’s Business (continued)

From 2013 through the first half of 2021, the Company added niche social networking tech start-ups to its TBI that target consumers and business professionals in the Cannabis and Hemp, Residential Real Estate industry, Space industry, Hunting, Fishing, Camping and RV’ing industry, Racket Sports, Soccer, Golf, Cycling, and Motor Sports industries.

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

On or about December 1t, 2021, the Company began the process of changing its company name from Social Life Network to Decentral Life and started doing business as Decentral Life while the name change was processed by the state of Nevada. On or about March 1st, 2022 the state of Nevada completed the name change filing, from Social Life Network, Inc. to Decentral Life, Inc. The Company filed a Definitive Information Statement on June 25, 2022 ratifying the name change.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently have not experienced any losses in its accounts. The Company is not exposed to any significant credit risk on cash.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2022 and December 31, 2021, the Company’s cash equivalents totaled $-0- and $776 respectively.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of June 30, 2022 and December 31, 2021.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which assumes that it will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. As of June 30, 2022 the Company had $-0- of cash on hand an accumulated deficit of $33,511,966 and used cash of $5,931. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next year with the public issuance of common stock and related party loans. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that it will succeed in its future operations. The Company’s financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – RELATED PARTY TRANSACTIONS

Other than as disclosed below, there has been no transaction, since January 1, 2021, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $5,000 or one percent of our total assets at June 30, 2022, and in which any of the following persons had or will have a direct or indirect material interest:

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

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

The Company has Technology Business Incubator (TBI) license agreements with MjLink.com Inc., LikeRE.com Inc., HuntPost.com Inc., NetQub, Inc., RacketStar.com Inc., FutPost.com Inc., GolfLynk.com Inc., CycleFans.com Inc., WEnRV.com Inc., RaceScene.com Inc., and SpaceZE.com Inc., which agreements provide that our TBI licensees pay the Company a license fee of 5% percentage of annual revenues generated, and 15% of their common stock, issuable immediately prior to a liquidity event such as an IPO or sale of 51% or more, of a licensee’s common stock. The 15% common stock payment is non-dilutive prior to a liquidity event described above. The Company’s Chief Executive Office, Kenneth Tapp, owns less than 1% of our outstanding shares and is a board member of each of the Company’s TBI licensees. Ken Tapp owns less than 9.99% of the outstanding common stock in each of the Company’s licensees. Pricing for the license agreements was established by the Company’s Board. This type of licensing agreement is standard for technology incubators and tech start-up accelerators.

The Company’s related party revenue year-to-date for Fiscal Year 2021 was $237,389 or 100.0% of its gross revenue. The Company did not record any revenue during the six months ended June 30, 2022.

The Company paid 1 of its Advisors, Vincent (Tripp) Keber, $30,000 for his consulting services during the first quarter of 2021.

From January 1, 2021 through December 31, 2021, Kenneth Tapp, from time-to-time, provided short-term interest free loans totaling $213,450 for the Company’s operations. From January 1 to June 30, 2022, provided short-term interest free loans totaling $5,155 for the Company’s operations. At June 30, 2022, the Company owed $332,280 to Kenneth Tapp.

As noted in Note 8, the Company completed a December 31, 2020 Division Spin-Off Agreement (“Spin-Off Agreement) between MjLink.com, Inc. (“MjLink”) and the Company s whereby the Parties agreed that the Company would cease our operating MjLink as our cannabis division. and going forward MjLink would conduct its own operations (the “Spin-Off”). The Company recorded a loss from discontinued operations of $-0- and $27,700, respectively during the six months ended June 30, 2022 and June 30, 2021. In connection with the Spin-Off, MjLink issued the Company 800,000 or 15.17% of its outstanding shares for MjLink’s use of the Company’s license from January 1st 2020 to December 31, 2020. Ken Tapp is the Company’s and MjLink’s Chief Executive Officer and the transaction was treated as a related party transaction. Thereafter, to reflect the true intention of the Parties to the Spin-Off Agreement, the Parties then agreed in an Amended Spin-Off Agreement to reflect an effective date of 12:01 am on January 1, 2021 of the Spin-Off transaction (“Effective Date”). Apart from the Effective Date, there were no further changes to the Spin-Off Agreement.

NOTE 5 – SALES RETURNS

For the period ended June 30, 2022, the Company did not issue any credit memos.

NOTE 6 – STOCK WARRANTS

During the six months years ended June 31, 2022 and the year ended December 31, 2021 the Company did not grant any warrants. Currently, the Company has the remaining 5,283,250 vested warrants outstanding.

A summary of the status of the outstanding stock warrants is presented below:

Range of Exercise Prices	Number Outstanding 6/30/2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.05 – 0.17	5,283,250	.92 years	$0.07

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

As of June 30, 2022 and December 31, 2021 there were 7,675,367,567 shares issued and outstanding.

Class B

Effective March 4, 2020, the Company’s board of directors authorized the issuance of 25,000,000 Class B Common Stock Shares to Ken Tapp, the Company’s Chief Executive Officer, in return for his services as its Chief Executive Officer from February 1, 2016 to February 29, 2020, which shares are equal to two billion five hundred million (2,500,000,000) votes and have no equity, cash value or any other value.

Effective March 28, 2021, the Company’s Board authorized the issuance of 50,000,000 Class B Common Stock Shares to Ken Tapp, its Chief Executive Officer, in return for his services as the Company’s Chief Executive Officer from March 1, 2020 to February 28, 2021, which shares are equal to 5,000,000,000 votes and have no equity, cash value or any other value. As of the date of this filing, the Company’s our Chief Executive Officer controls approximately in excess of 98% of shareholder votes via its issuance of 75,000,000 Class B Shares to Ken Tapp, thereby controlling over 7,500,000,000 votes.

As of June 30, 2022 and December 31, 2021, there are 75,000,000 shares of Class B shares outstanding.

Preferred Stock

As of June 30, 2022 and December 31, 2021, the Company had 300,000,000 shares of preferred stock authorized with no preferred shares outstanding.

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

NOTE 7 – COMMON STOCK AND CONVERTIBLE DEBT (continued)

Convertible Debt and Other Obligations

Convertible Debt

As of June 30, 2022 and December 31, 2021 the Company had $-0 in convertible debt, outstanding. There were no conversions during the six months ended June 30, 2022. A summary of the convertible notes issued and converted to common stock during 2021 is listed below:

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

Other Obligations

For the six months ended June 30, 2022, Kenneth Tapp, from time-to-time provided short-term interest free loans of $5,155 to help fund the Company’s operations.

On March 12, 2021, MjLink.com relieved all its $364,688 debt obligation to the Company.

NOTE 8 -DISCONTINUED OPERATIONS

The Company completed a December 31, 2020 Division Spin-Off Agreement (“Spin-Off Agreement) between MjLink.com, Inc. (“MjLink”) and the Company whereby the Parties agreed that the Company would cease operating MjLink as its cannabis division. and going forward MjLink would conduct its own operations (the “Spin-Off”). The Company recorded a loss from discontinued operations of $27,700 during the year ended December 31, 2021. In connection with the Spin-Off, MjLink issued the Company 800,000 or 15.17% of its outstanding shares for MjLink’s use of the Company’s license from January 1st 2020 to December 31, 2020. Ken Tapp is the Company’s and MjLink’s Chief Executive Officer and the transaction was treated as a related party transaction. Thereafter, to reflect the true intention of the Parties to the Spin-Off Agreement, the Parties then agreed in an Amended Spin-Off Agreement to reflect an effective date of 12:01 am on January 1, 2021 of the Spin-Off transaction (“Effective Date”). Apart from the Effective Date, there were no further changes to the Spin-Off Agreement.

	Six months ended June 30, 2022	Six months ended June 30, 2021

Operating loss	$-	$(27,700)
Income(loss) before provision for income taxes	$-	$(27,700)
Provision for income taxes	-	-
Net loss	$-	$(27,700)

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

Since the onset of Covid-19 in March 2020 we have experienced material decreases in our revenues

Since March 2020 we have experienced material decreases in our revenues and results of operations due to Covid-19. Should this downward Covid-19 related trend continue, our revenues and results of operations will continue to be materially and negatively impacted.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes that it will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. As of June 30, 2022 the Company had $-0- of cash on hand an accumulated deficit of $33,511,966 and used cash of $5,931. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next year with the public issuance of common stock and related party loans. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that it will succeed in its future operations. The Company’s financial statements do not include any adjustments that may result from the outcome of these uncertainties.

We will attempt to overcome the going concern opinion by increasing our TBI licensing to additional tech company startups, thereby increasing our revenues, but will increase our expenses and lead to possible net losses. There is no assurance that we will ever be profitable.

COMPARATIVE RESULTS

Results of Operations for the 3 and 6-month periods ended June 30, 2022 and 2021

Revenues

For the six-month period ended June 30, 2022, we recognized $140,000 in revenues, compared to $152,500 in revenue from licensing during the six month period ended June 30, 2021. The $12,500 decrease in revenue is primarily attributable to the new billing terms with our TBI program licensees that negatively impacted our licensing revenue in 2022, offset to a lesser extent to the sale of custom software to one client in 2022 during the three months ended June 30, 2022, compared to no sales of custom software in 2021 .

Cost of Revenue

Cost of revenue was zero for the six-month period ended June 30, 2022 and 2021.

Operating Expenses

For the six-month period ended June 30, 2022, we recorded $125,929 in operating expenses compared to $369,641 in operating expenses for the six month period ended June 30, 2021, a material decrease of $243,712. The decrease is attributable to a reduction in 2022 in all expense categories including a reduction of $52,681 in compensation expense, a reduction of $7,591 in sales and marketing expense, and a reduction of $183,411 in general and administrative expense.

Other income

During the six-month period ended June 30, 2022 and 2021, we generated $5,126 and $1,707,087 of other expense, respectively. The loss in the 2021 period is attributable to the loss of $1,551,768 on the extinguishment of debt, and other expense of $155,319

Net Loss

As a result of the foregoing we generated from continuing operation $8,946 in net income during the six month ended June 30, 2022, compared to a loss of $1,933,817 during the six months ended June 30, 2021.

For the six month period ended June 30, 2022 we had $-0- in net loss from discontinued operations compared to $27,706 during the six months ended June 30, 2022.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $5,931 for the six months ended June 30, 2022 compared to $141,405 in net cash used during the period ended June 30, 2021. The material decrease in net cash used during the 2022 period is primarily attributable to an improvement in profitability during the 2022 period.

Cash Flows from Financing Activities

Net cash provided by financing activities was $5,155 during the six month period ended June 30, 2022 compared to $156,750 during the six month period ended June 30, 2021. In 2021 the Company raised $100,000 from the sale of common stock compared to zero in the 2022 period. Additionally, in 2021 the Company’s CEO advanced $56,750 in related party loans to the Company compared to $5,155 during the 2022 period.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our report as of June 30, 2022. This is because we have not sufficiently developed our segregation of duties nor have we established an audit committee.

Changes in Internal Control over Financial Reporting

We had material changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter, or are reasonably likely to materially affect, our internal control over financial reporting. We rely on various information technology systems, including our newly licensed NetSuite enterprise resource planning (ERP) system, that was implemented this of first quarter of Fiscal 2019 to manage our operations, We will continue to evaluate the effectiveness of internal controls, procedures, and technology on an on-going basis to maximize efficiency and productivity. Our internal control procedures

PART II – OTHER INFORMATION

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

On August 12, 2021, we filed a reply in support of our motion for leave to amend and on August 19, 2021 we filed opposition to Peak One and Goldstein’s motion for sanctions pursuant to 28 U.S.C. § 1927.

On March 2, 2022, the Court granted our motion for leave to file a second amended complaint and Peak One and Goldstein’s motion for sanctions pursuant to 28 U.S.C. § 1927 was denied.  We subsequently filed our second amended complaint on March 7, 2022.

On May 9, 2022, Peak One, Goldstein, and Darbie filed a joint motion to dismiss the second amended complaint.

On May 23, 2022, we filed opposition to Peak One, Goldstein, and Darbie’s joint motion to dismiss the second amended complaint. We are currently awaiting a decision of the joint motion to dismiss.

We intend to litigate the causes of action asserted in the second amended complaint against the Peak Parties and Darbie, including but not limited to that Peak One is acting as an unregistered dealer in violation of Section 15(a) of the Act and, therefore, we are entitled to have the debentures and warrants entered into by and between us and Peak One declared void ab initio and, further, that Peak One is liable to us for recessionary damages to the Company pursuant to Section 29(b) of the Act. We contend that the foregoing arguments are brought in good faith, particularly in light of recent SEC enforcement actions against other unregistered dealers.

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

On October 25, 2021, LGH, Hoppel, and Darbie filed a motion to dismiss our first amended complaint. We subsequently filed opposition to the motion on November 15, 2021 to which LGH, Hoppel, and Darbie filed a reply on November 22, 2021.

On July 13, 2022 the Court granted the motion to dismiss with leave for us to amend our complaint. The Company is appealing the decision to the U.S. Court of Appeals for the Ninth Circuit.

We intend to litigate the causes of action asserted in the amended complaint against LGH, Hoppel, and Darbie, including but not limited to LGH is acting as an unregistered dealer in violation of Section 15(a) of the Act and, therefore, we are entitled to have the convertible promissory notes and share purchase agreements entered into by and between us and Peak One declared void and subject to rescission pursuant to Section 29(b) of the Act. We contend that the foregoing arguments are brought in good faith, particularly in light of recent SEC enforcement actions against other unregistered dealers.

We know of no material pending legal proceedings to which we or our subsidiary is a party or of which any of our properties, or the properties of our subsidiary, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

Date: August 12, 2022

SOCIAL LIFE NETWORK, INC.

By:	/s/ Ken Tapp
Ken Tapp
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Ken Tapp
Ken Tapp
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

