Form 10-Q
period 2022-09-30
Social Life Network, Inc.
filed 2022-11-14
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The Company has 7,394,792,892 common stock shares outstanding as of November 14, 2022.

2

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

SOCIAL LIFE NETWORK, INC.

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	F-2

Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, and September 30, 2021	F-3

Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022, and September 30, 2021	F-4

Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022, and 2021	F-5

Notes to Unaudited Condensed Financial Statements	F-6

SOCIAL LIFE NETWORK, INC.

BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$383,595	$776
Accounts receivable – related party	481,413	408,000
Total current assets	865,007	408,776
Total Assets	$865,007	$408,776

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$50,720	$52,353
Total current liabilities	50,720	52,353
Loans payable – related party	329,673	327,125
SBA loans	121,700	163,111
Total Liabilities	502,093	542,589

Stockholders’ Equity (Deficit):
Common Stock par value $0.001 10,000,000,000 shares authorized, 7,394,792,892 and 7,675,367,567 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	7,394,793	7,675,368
Additional paid in capital	25,992,306	25,711,731
Accumulated deficit	(33,024,185)	(33,520,912)
Total Stockholders’ Equity (Deficit)	362,914	(133,813)
Total Liabilities and Stockholders’ Equity	$865,007	$408,776

The accompanying notes are an integral part of these condensed financial statements.

SOCIAL LIFE NETWORK, INC

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues
Licensing and software revenue – related party	$511,638	$84,889	651,638	$237,389
Total revenue	511,638	84,889	651,638	237,389
Cost of goods sold	-	13,349	-	22,238
Gross margin	511,638	71,540	651,638	215,151
Operating expenses
Compensation expense	-	-	-	52,681
Sales and marketing	1,850	2,612	6,806	15,159
General and administrative	54,124	86,661	175,096	391,074
Total operating expenses	55,973	89,273	181,902	458,914
Net income (loss) from operations	455,664	(17,733)	469,735	(243,763)
Oher income (expense)
Loss on the extinguishment of debt	-	-	-	(1,551,768)
PPP Loan Forgiveness	41,411	-	41,411	-
Other income (expense)	(9,294)	-	(14,420)	(155,319)
Total other income (expense)	32,117	-	26,991	(1,707,087)
Net income (loss) from continuing operations	$487,781	$(17,733)	496,727	$(1,950,850)

Net loss from discontinued operations	-	-	-	(27,700)

Net income (loss)	$487,781	$(17,733)	496,727	$(1,978,550)

Weighted average number of shares outstanding
Basic	7,583,875,825	7,443,135,871	7,644,535,185	7,078,783,892
Diluted	7,583,875,825	7,443,135,871	7,644,535,185	7,078,783,892

Net income (loss) per share from continuing operations
Basic	$0.00	$(0.00)	$0.00	$(0.00)
Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Net income (loss) per share from discontinued operations

Basic	$0.00	$0.00	0.00	$(0.00)
Diluted	$0.00	$0.00	0.00	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

SOCIAL LIFE NETWORK, INC.

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

(unaudited)

	Common Stock B		Common Stock A		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance, January 1, 2021	25,000,000	$-	6,368,332,350	$6,368,346	$25,199,811	$(31,766,214)	$(198,056)
Net loss from discontinued operations						(27,700)	(27,700)
Net loss from continuing operations						(1,835,453)	(1,835,453)
Issuance of common stock in connection with:
Conversion of convertible notes			1,072,803,521	1,070,805	963,104		2,033,909
Private placement			2,000,000	2,000	98,000		100,000
MJLink spinoff adjustments					(314,967)	364,689	49,722
Balance, March 31, 2021	25,000,000	$-	7,443,135,871	$7,441,151	$25,945,948	$(33,264,678)	$122,422

Cancellation of shares issued in prior years			(29,736,667)	(29,737)	29,737	-	-
Net loss from discontinued operations						-	-
Net loss from continuing operations						(97,664)	(97,664)
Balance, June 30, 2021	25,000,000	$-	7,413,399,204	$7,411,414	$25,975,685	$(33,362,342)	$24,757

Net loss from continuing operations						(17,733)	(17,733)
Balance, September 30, 2021	25,000,000	$-	7,413,399,204	$7,411,414	$25,975,685	$(33,380,075)	$7,024

	Common Stock B		Common Stock A		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance, December 31, 2021	75,000,000	$-	7,675,367,567	$7,675,368	$25,711,731	$(33,520,912)	$(133,813)

Net loss from continuing operations						(50,299)	(50,299)
Balance, March 31, 2022	75,000,000	$-	7,675,367,567	$7,675,368	$25,711,731	$(33,571,211)	$(184,111)

Net income from continuing operations						59,244	59,244
Balance, June 30, 2022	75,000,000	$-	7,675,367,567	$7,675,368	$25,711,731	$(33,511,966)	$(124,867)

Return of common shares by shareholder			(280,574,675)	(280,575)	280,575		-

Net income from continuing operations						487,781	487,781
Balance, September 30, 2022	75,000,000	$-	7,394,792,892	$7,394,793	$25,992,306	$(33,024,185)	$362,914

The accompanying notes are an integral part of these condensed financial statements.

SOCIAL LIFE NETWORK, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2022	2021
Cash flows used in operating activities
Net profit (loss) from continuing operations	$496,727	$(1,845,641)
Net loss from discontinued operations	-	(132,909)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on the extinguishment of convertible promissory notes	-	1,639,390
PPP Loan Forgiveness	(41,411)	-
Gain on sale of discontinued assets	-	78,222
Changes in assets and liabilities
Accounts receivable -related party	(73,413)	(39,948)
Prepaids	-	(45,000)
Cash overdraft	-	(307)
Accounts payable and accrued expenses	(1,633)	187,761
Net cash provided by (used in) operating activities	380,270	(158,432)

Cash flows provided by financing activities
Proceeds from the sale of common stock – private placement	-	100,000
Proceeds from related party loans	2,548	124,050
Payment for related party loans	-	(62,100)
Net cash provided by financing activities	2,548	161,950

Net increase in cash	382,819	3,518
Cash, beginning of period	776	-
Cash, end of period	$383,595	$3,518

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash information:
Common stock issued in satisfaction of convertible notes payable	$-	$128,346
Cancellation of shares issued in prior years	$-	$29,737

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOCIAL LIFE NETWORK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

On or about December 1st, 2021, the Company began changing its company name from Social Life Network to Decentral Life and started doing business as Decentral Life while the name change was processed by the state of Nevada. On or about March 1, 2022, the state of Nevada completed the name change filing, from Social Life Network, Inc. to Decentral Life, Inc. The Company filed a Definitive Information Statement on June 25, 2022 ratifying the name change, which name change was approved by the Company’s Board of Directors and by a majority shareholder consent vote.

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

On or about December 1t, 2021, the Company began the process of changing its company name from Social Life Network to Decentral Life and started doing business as Decentral Life while the name change was processed by the state of Nevada. On or about March 1st, 2022 the state of Nevada completed the name change filing, from Social Life Network, Inc. to Decentral Life, Inc. On June 25, 2022, the Company filed a Definitive Information Statement on June 25, 2022, providing notice to its shareholders of the name change.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2022 and December 31, 2021, the Company’s cash equivalents totaled $383,595 and $776, respectively.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of September 30, 2022 and December 31, 2021.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which assumes that it will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. As of September 30, 2022 the Company had $383,595 of cash on hand and an accumulated deficit of $33,024,185. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next year with the public issuance of common stock and related party loans. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that it will succeed in its future operations. The Company’s financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – RELATED PARTY TRANSACTIONS

Other than as disclosed below, there has been no transaction, since January 1, 2021, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $5,000 or one percent of our total assets at September 30, 2022, and in which any of the following persons had or will have a direct or indirect material interest:

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

The Company’s related party licensing revenue for the nine months ended September 30, 2022 and 2021 was $651,638 and $237,389, respectively or 100.0% of its gross revenue.

The Company paid 1 of its Advisors, Vincent (Tripp) Keber, $30,000, for his consulting services during the first quarter of 2021.

From January 1, 2021 through December 31, 2021, Kenneth Tapp, from time-to-time, provided short-term interest free loans totaling $213,450 for the Company’s operations. From January 1 to September 30, 2022, provided short-term interest free loans totaling $2,548 for the Company’s operations. At September 30, 2022, the Company owed $329,673 to Kenneth Tapp.

As noted in Note 8, the Company completed a December 31, 2020 Division Spin-Off Agreement (“Spin-Off Agreement) between MjLink.com, Inc. (“MjLink”) and the Company s whereby the Parties agreed that the Company would cease our operating MjLink as our cannabis division. and going forward MjLink would conduct its own operations (the “Spin-Off”). The Company recorded a loss from discontinued operations of $-0- and $27,700, respectively during the nine months ended September 30, 2022 and September 30, 2021. In connection with the Spin-Off, MjLink issued the Company 800,000 or 15.17% of its outstanding shares for MjLink’s use of the Company’s license from January 1st 2020 to December 31, 2020. Ken Tapp is the Company’s and MjLink’s Chief Executive Officer and the transaction was treated as a related party transaction. Thereafter, to reflect the true intention of the Parties to the Spin-Off Agreement, the Parties then agreed in an Amended Spin-Off Agreement to reflect an effective date of 12:01 am on January 1, 2021 of the Spin-Off transaction (“Effective Date”). Apart from the Effective Date, there were no further changes to the Spin-Off Agreement.

NOTE 5 – STOCK WARRANTS

During the nine months years ended September 31, 2022 and the year ended December 31, 2021 the Company did not grant any warrants. Currently, the Company has the remaining 5,283,250 vested warrants outstanding.

A summary of the status of the outstanding stock warrants is presented below:

Range of Exercise Prices	Number Outstanding 9/30/2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.05 – 0.17	5,283,250	.67 years	$0.07

NOTE 6 – COMMON STOCK AND DEBT

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

As of September 30, 2022 and December 31, 2021 there were 7,675,367,567 shares issued and outstanding.

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

As of September 30, 2022 and December 31, 2021, there are 75,000,000 shares of Class B shares outstanding.

Preferred Stock

As of September 30, 2022 and December 31, 2021, the Company had 300,000,000 shares of preferred stock authorized with no preferred shares outstanding.

Based on a unanimous vote of the Company’s r directors, the Company designated 100,000,000 shares of Cumulative Convertible Preferred A shares. On July 6, 2021, the Certificate of Rights and Preferences for those shares was approved. Each Preferred A Share has the right to convert each Series A Preferred Share into 20 Common Stock Shares if and only if, the Company become listed on the New York Stock Exchange (NYSE) or NASDAQ, and shall have liquidation rights over other series of Preferred Stock. As of September 30, 2022, no Preferred A shares have been issued.

NOTE 6 – COMMON STOCK AND DEBT (continued)

Convertible Debt and Other Obligations

Convertible Debt

As of September 30, 2022 and December 31, 2021 the Company had $-0 in convertible debt, outstanding. There were no conversions during the nine months ended September 30, 2022. A summary of the convertible notes issued and converted to common stock during 2021 is listed below:

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

Other Obligations

For the nine months ended September 30, 2022, Kenneth Tapp, from time-to-time provided short-term interest free loans of $2,548 to help fund the Company’s operations.

On March 12, 2021, MjLink.com relieved all its $364,688 debt obligation to the Company.

SBA Loans

As a result of the onset of COVID -19, on April 15, 2020, the Company received a forgivable $4,000 Economic Injury Disaster Loan (“EIDL” Loan). On April 21, 2020, under the Payroll Protection Program, the Company received a forgivable loan of $37,411, and on June 10, 2020, the Company received an EIDL Loan $121,700. The total amount of these loans was $163,111. These loans were given to small businesses by the Small Business Application (SBA) to help support employees of the companies, as financial aid, in order to sustain businesses during the mandatory COVID-19 lockdown.

During the three month ended September 30, 2022, the $37,411 loan and the $4,000 loan were forgiven and recorded as “Other Income” on the Company’s Statement of Operations. As of September 30, 2022 and December 31, 2021, the balance of these loans were $121,700 and $163,111, respectively. The EIDL loan is repayable over a 30 year period, commencing in November 2022, at a rate of 2.75% interest.

NOTE 7 -DISCONTINUED OPERATIONS

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

	Nine months ended September 30, 2022	Nine months ended September 30, 2021

Operating loss	$-	$(27,700)
Income(loss) before provision for income taxes	$-	$(27,700)
Provision for income taxes	-	-
Net loss	$-	$(27,700)

Risk Factors

Risks Related to Our Business

Our independent registered public accounting firm has issued a going concern opinion; there is substantial uncertainty that we will continue operations in which case you could lose your investment.

Our financial statements dated September 30, 2022, have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $32,902,485 at September 30, 2022, had a net profit of $618,427 and $380,270 in cash provided from operating activities for the nine months ended September 30, 2022. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. Although we may be successful in obtaining financing and/or generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such funding will be achieved at a sufficient level or that we will succeed in our future operations.

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

We have generated a majority of our revenue for the 9 months ended 2022 from licensing revenue. The loss of the majority of our licensing revenues or any other revenue categories in future periods will negatively and materially affect our results of operations.

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

During 2021 and 2020, we experienced material decreases in our revenues due to Covid-19; should material decreases occur in subsequent periods, our results of operations will be negatively impacted.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $33,024,185 at September 30, 2022, had a net profit of $496,727 and generated $380,270 in cash from operating activities for the nine months ended September 30, 2022. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand. While we believe that we will be successful generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that we will succeed in our future operations.

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

COMPARATIVE RESULTS FOR FISCAL YEARS

Consolidated Performance - Results of Operations for the three and nine month periods ended September 30, 2022 and 2021

Revenues

For the nine-month period ended September 30, 2022, we recognized $651,638 in revenues, compared to $237,389 in revenue from licensing during the nine month period ended September 30, 2021. The $414,249 increase in revenue is primarily attributable to the sale of seven new digital asset platforms, the addition of one new TBI client licensee, and revenue share from the existing TBI licensees, resulting in additional combined revenue of $450,513 for the nine month period ending September 30, 2022.

Cost of Revenue

Cost of revenue was zero for the nine-month period ended September 30, 2022 and $22,238 for the nine-month 2021 period ended September 30, 2021.

Operating Expenses

For the nine-month period ended September 30, 2022, we recorded $181,902 in operating expenses compared to $458,914 in operating expenses for the nine month period ended September 30, 2021, a material decrease of $277,012. The decrease is attributable to a reduction in 2022 in all expense categories including a reduction of $52,681 in compensation expense, a reduction of $8,353 in sales and marketing expense, and a reduction of $215,978 in general and administrative expense.

Other income

During the nine-month period ended September 30, 2022 and 2021, we generated $41,411 of other income and ($1,707,087) of other expense, respectively. The key contributing factor in the 2022 period being the $41,111 PPP and EIDL loan forgiveness, and other expense of $14,420. The loss in the 2021 period is attributable to the loss of $1,551,768 on the extinguishment of debt, and other expense of $155,319

Net Proft (Loss)

As a result of the foregoing we generated a profit from continuing operation $496,727 in net income during the nine months ended September 30, 2022, compared to a loss of $1,950,850 during the nine months ended September 30, 2021.

For the nine month period ended September 30, 2022 we had $-0- in net loss from discontinued operations compared to $27,700 during the nine months ended September 30, 2022.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities was $380,270 for the nine months ended September 30, 2022 compared to $158,432 in net cash used during the period ended September 30, 2021. The material increase in net cash provided during the 2022 period is primarily attributable to an improvement in profitability during the 2022 period.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2,548 during the nine month period ended September 30, 2022 compared to $161,950 during the nine month period ended September 30, 2021. The reduction in cash provided by financing activities is attributable to the Company raising $100,000 from the sale of common stock in the 2021 period compared to zero in the 2022 period and the Company’s CEO advancing $61,950, net, in related party loans in the 2021 period, compared to $2,548 during the 2022 period.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our report as of September 30, 2022.

Changes in Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

During the three months ended September 30, 2022 we have implemented new procedures to improve our internal control procedures. The new procedures include an extensive review process of our financials statements by our CEO, and CFO consultant who has extensive public company experience. As a result our internal controls over financial reporting was effective as of September 30, 2022.

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

On July 28, 2022, the Court granted LGH’s motion to dismiss. On August 15, 2022, we filed a notice of appeal to the California Supreme Court. .

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

Class Action Against Crown Bridge Partners, LLC

On September 23, 2022, along with 2 other plaintiffs, we filed a Class Action against Crown Bridge Partners, alleging violations of the Rico statutes and conspiracy related thereto.

We know of no other material pending legal proceedings to which we or our subsidiary is a party or of which any of our properties, or the properties of our subsidiary, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

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

Date: November 14, 2022

SOCIAL LIFE NETWORK, INC.

By:	/s/ Ken Tapp
Ken Tapp
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Ken Tapp
Ken Tapp
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

