Form 10-K
period 2022-12-31
Decentral Life, Inc.
filed 2023-03-22
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No: 333-222709

Decentral Life, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-0495298
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6400 S. Fiddlers Green Circle

Greenwood Village, Colorado 80111

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2022 ($0.0014 per share), the last business day of the registrant’s most recently completed second fiscal quarter, was $10,341,662.

The Company has 7,394,792,892 common stock shares outstanding as of March 22, 2023.

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this annual report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized. We advise you, however, to consult further disclosures we make in future public filings with the Securities and Exchange Commission and in public statements and press releases.

Forward-looking statements in this annual report include express or implied statements concerning our future revenues, expenditures, capital and funding requirements; the adequacy of our current cash; and working capital to fund present and planned operations and financing needs; and future economic and other conditions. These statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements due to a number of factors including, but not limited to, those set forth below in the section entitled “Risk Factors” in this annual report, which you should carefully read. Given those risks, uncertainties and other factors, many of which are beyond our control, you should not place undue reliance on these forward-looking statements. As such, you should carefully consider and accept any and all of the risks associated with purchasing our securities, including the possible loss of your entire investment.

Our financial statements are stated in United States Dollars (US$) unless otherwise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to “common shares” or “common stock shares” refer to restricted common stock shares.

As used in this annual report on Form 10-K, the terms “we”, “us” “our” or the “Company” or Decentral Life refer to Decentral Life, Inc., a Nevada corporation.

Corporate Overview – Organization, Corporate Changes, Business Model, Revenue Generation

Organization

We launched the Company in January of 2013 and took it public through a reverse merger in June of 2016 in an effort to expand our business model as a technology business incubator (TBI). Our goal is to become the largest and most valuable market capitalized TBI in the world. Our unique business model makes it easier for individual private and public investors to participate in the growth prospects of each company that participate in our TBI program.

Our Technology Business Incubator program provides tech company founders with the option to license our technology from us and receive assistance in growing their business through our executive knowledge and leadership. We make it easier for start-up founders to focus on raising capital, proving their business model, and fostering company growth and expansion. Our own IP technology is an artificial intelligence (AI) powered social network and ecommerce platform that leverages blockchain technology to increase development speed, user privacy and security, and incorporates the use of cryptocurrency in the form of NFT’s and token securities used throughout the niche social platforms that we license to the companies in our TBI program.

In August of 2021, we formed a new division that focuses entirely on aiding founders with the creation and development of blockchain technology that can help their companies incorporate the best Web3 business models. The division’s first successful project was the development and launching of the WDLF security token in Q3 of 2021. Since then, we have launched and licensed Decentralized Apps that aid companies to launch and manage their own security token offering (“STO”).

Throughout 2022, we have launched smart contracts on the Ethereum blockchain. Our goal is to build a decentralized global technology platform, through the mining and security token offering of our WDLF token. Our WDLF Ethereum tokens (ERC20) are mined by the users of our technology platform that is licensed by companies in our TBI program. The users spend their time creating content, connecting with other users online, and influencing their own friends and followers on mainstream social platforms to join that TBI company’s technology platform, or niche social networking marketplace.

Corporate Changes

On August 30, 1985, the Company was incorporated as a private corporation, CJ Industries, Inc., in California. On February 24, 2004, the Company merged with Calvert Corporation, a Nevada Corporation, changing our name to Sew Cal Logo, Inc., and moved our domicile from California to Nevada, at which time our common stock became traded under the ticker symbol “SEWC”.

In June 2014, Sew Cal Logo, Inc. was placed into receivership in Nevada’s 8th Judicial District (White Tiger Partners, LLC et al v. Sew Cal Logo, Inc.et al, Case No A-14-697251-C) (Dept. No.: XIII) (the “Receivership”).

On January 29, 2016, the Company, as the Seller, completed a business combination/merger agreement (the “Agreement”) with the buyer, Life Marketing, Inc., a Colorado corporation (the “Buyer”), its subsidiaries and holdings, and all of the Buyer’s securities holders. The Company acted through the court-appointed receiver and White Tiger Partners, LLC, its judgment creditor. The Agreement provided that the then current owners of the private company, Life Marketing, Inc., become the majority shareholders, pursuant to which an aggregate of 119,473,334 common stock shares were issued to the Company’s officers. On April 11th, 2016, we changed our name to Social Life Network, Inc. and changed our ticker symbol from SEWC to WDLF.

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

On March 4, 2020, the Company’s Board of Directors (the “Board”) increased its number of authorized shares of Common Stock from 500,000,000 to 2,500,000,000 Common Stock Shares pursuant to an amendment to its Articles of Incorporation with the state of Nevada, and additionally submitted to Nevada the Company’s Certificate of Designation of Preferences, Rights and Limitations of its Class B Shares, providing that each Class B Share has one-hundred (100) votes on all matters presented to be voted by Common Stock Holders. The Class B Shares only have voting power and have no equity, cash value, or any other value.

Effective March 4, 2020, our Board unanimously approved the issuance of 25,000,000 Class B Shares to Ken Tapp, our Chief Executive Officer, in return for his services as our Chief Executive Officer from February 1, 2016 to February 29, 2020, which shares are equal to two billion five hundred million (2,500,000,000) votes and otherwise have no equity, cash value or any other value.

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

On December 11th, 2020, the Company filed a Form 8-K stating that the Company would not be executing the Reverse Stock Split, which Reverse Stock Split expired on March 31st, 2021, pursuant to the May 8, 2020, Amended Articles described immediately above.

Effective March 28, 2021, our Board unanimously approved the issuance of fifty million (50,000,000) Class B Common Stock Shares to Ken Tapp, our Chief Executive Officer, in return for his services as our Chief Executive Officer from March 1, 2020 to February 28, 2021, which shares are equal to five billion (5,000,000,000) votes and otherwise have no equity, cash value or any other value.

On June 30, 2021, our Board unanimously approved the adoption of the Certificate for Series A Cumulative Convertible Preferred Stock (the “Certificate”), which Certificate was filed in Nevada on June 30, 2021 and became effective on July 6, 2021. The Certificate, provides that, among other things, that each Preferred A Share has the right to convert each Series A Preferred Share into 20 Common Stock Shares and has liquidation rights over all other series of Preferred Stock.

Effective January 25, 2023, our Board unanimously approved the issuance of twenty-five million (25,000,000) Class B Shares to Ken Tapp, our Chief Executive Officer, which shares are equal to two billion five hundred million (2,500,000,000) votes and otherwise have no equity, cash value or any other value.

As of the date of this filing, our Chief Executive Officer controls over 10,000,000,000 votes via his issuance of an aggregate of 100,000,000 Class B Shares.

On February 2, 2023, FINRA approved our name change from Social Life Network, Inc. to Decentral Life, Inc.

Business Model

We are a Technology Business Incubator (TBI), which operates through individual SaaS (software as a service) licensing agreements with our TBI participating companies and provides each TBI company with the use of our technology platform to run their own social networking and ecommerce company. Using our technology platform and leveraging the executive leadership that we provide each TBI company, their executives find it easier to focus on growing their business faster, and ultimately reaching a liquidity event such as an initial public offering or an acquisition.

As of first quarter 2023, the following industry specific companies participate and operate in our TBI program: the Hunting, Fishing, Camping, RV Travel, Motor Racing, Racket Sports, Boating, E-biking, Cycling, Golfing, Cannabis, Hemp, Space Exploration, Soccer, Transportation, Blockchain, AI, and Residential Real Estate sectors.

TBI participating companies give us revenue, and a stake in their company as detailed below. This business model makes our long-term book-value greater, and our revenue growth more reliable, by diversifying our technology and human resources across multiple global business sectors.

Revenue Generation

We generate revenues from our TBI participating companies that license social networking and/or ecommerce technology from us and charge them 5% of the revenue that is made from our tech platform. Additionally, we receive up to 15% or their securities when they reach a liquidity event if they participate in our TBI program. We also develop and license decentralized applications (dApps) built on the Ethereum blockchain, that are sold to our clients that do not necessarily participate in our TBI program. Our dApps are licensed to clients’ annually, and differ in pricing due to the customization, installation time, training, and blockchain related fees. Revenue generated from our dApps can range from thousands to tens of thousands of USD each year, per client.

Global Operations

We currently operate and support the ongoing technology development of our platform, used by consumers and companies across 120 countries worldwide. Our directors, executives, and niche industry business advisors support the growth of each TBI company in our program. Management’s goal is to increase the potential of each TBI company reaching a liquidity event, in the shortest time possible.

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

Sources and Availability of Products and Names of Principal Suppliers

We currently rely on certain key suppliers and vendors in the support and maintenance of our business model. Management mitigates the associated risks of these single-source vendor relationships by ensuring that we have access to additional qualified vendors and suppliers to provide like or complementary services.

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

In their report dated December 31, 2022, our independent registered public accounting firm, BF Borgers CPA PC, stated that our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $32,793,526 at December 31, 2022. This factor raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. Although we may be successful in obtaining financing and/or generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such funding will be achieved at a sufficient level or that we will succeed in our future operations.

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

Litigation may adversely affect our business, financial condition, and results of operations.

From time to time in the normal course of its business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our s operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may be unavailable at all or in sufficient amounts to cover liabilities with respect to these or other matters. A judgment or other liability in excess of the insurance coverage for any claims could have a material adverse effect on our business, results of operations, and financial condition.

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

Should we experience material decreases in our licensing and digital marketing revenues, our results of operations will be negatively impacted.

We have generated a majority of our revenue in 2022 and 2021 from licensing, event, and digital marketing revenues, respectively; the loss of the majority of our revenues in future periods will negatively affect our results of operations.

Because our Chief Executive Officer holds 57.5% of our outstanding voting stock, he can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

Our Chief Executive Officer beneficially owns approximately 57.5% of our outstanding voting stock primarily through his ownership of Class B Common Stock Shares. which provides him with significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We face intense competition because many of our competitors have greater resources than we do.

We face significant competition with respect to our social networking platform, including but not limited to Facebook and LinkedIn, which offer a variety of online digital and social networking technology offerings. As such, we expect tech competition to intensify further in the future and we will be subject to competition. Many of our competitors, including the competitors stated above, have greater capital resources, facilities and diversity of services and product lines, which will enable them to compete more effectively in this market. Competition may increase because of consolidation within a respective industry. We may be unable to differentiate our products and services from those of our competitors, or successfully develop and introduce new products and services that are less costly than, or superior to, those of our competitors, which could have a material adverse effect on our business, results of operations and financial condition.

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

We expect to incur additional costs associated with operating as a public company and to require substantial additional funding to continue to pursue our business and our expansion plans. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we expect that we will need to obtain substantial additional funding in order to continue our operations. To date, we have financed our operations entirely through equity investments by founders and other investors and the incurrence of debt, and we expect to continue to do so in the foreseeable future. Additional funding from those or other sources may be unavailable when or in the amounts needed, on acceptable terms, or at all. If we raise capital through the sale of equity, or securities convertible into equity, it will result in dilution to our existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of additional indebtedness, we will likely become subject to further covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support development of new programs and marketing to current and potential new clients. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate development of new programs or future marketing efforts. Any of these events could significantly harm our business, financial condition and prospects.

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

Because we do not have certain corporate governance matters in place such as an independent board of directors or nominating, audit, or compensation committees, there may be conflicts of interests and corporate governance related risks.

Our Board consists mostly of current executive officers and consultants, which means that we do not have any outside or independent directors. The lack of independent directors:

●	May prevent the Board from being independent from management in its judgments and decisions and its ability to pursue the Board responsibilities without undue influence.

●	May present us from providing a check on management, which can limit management taking unnecessary risks.

●	Create potential for conflicts between management and diligent independent decision-making process of the Board.

●	Present the risk that our executive officers on the Board may have influence over their personal compensation and benefits levels that may not be commensurate with our financial performance.

●	Deprive us of the benefits of various viewpoints and experience when confronting challenges that we face.

Because officers serve on our Board, it will be difficult for the Board to fulfill its traditional role as overseeing management.

Additionally, we do not have a nominating, audit or compensation committee or any such committee comprised of independent directors. The Board performs these functions. No members of the Board are independent directors. Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

We may have difficulty obtaining officer and director coverage or obtaining such coverage on favorable terms or financially be unable to obtain any such coverage, which may make it difficult for attracting and retaining qualified members of our board of directors, particularly to serve on our audit committee and compensation committee and hiring/retaining qualified executive officers.

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

In the ordinary course of our business, we may collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers and business partners, and personally identifiable information of our customers, in our data centers and on its networks. The secure processing, maintenance and transmission of this information is critical to our business strategy, information technology and infrastructure and we may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our network and services and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, and disruption to our operations and the services it provides to customers. This often results in a loss of confidence in our products and services, which could adversely affect our ability to earn revenues and competitive position and could have a material adverse effect on our business, results of operations, and financial condition.

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

In the near term and contingent upon raising adequate funds or generate the needed revenue, we intend to expand our operations significantly to foster growth. Growth may place a significant strain on our business and administrative operations, finances, management and other resources, as follows:

●	The need for continued development of financial and information management systems;
●	The need to manage strategic relationships and agreements with customers and partners; and
●	Difficulties in hiring and retaining skilled management, technical, and other personnel necessary to support and manage the business.

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

Our success depends upon the skills, knowledge, and experience of our technical personnel, consultants and advisors. Because we operate in several highly competitive industries, we rely in part on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers, and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third party’s confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services will be our exclusive property.

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

We or the companies from which we may acquire interests from may experience rapid growth in their respective operations, which may place significant demands on our and those acquired companies’ management, operational and financial infrastructure. If the companies from which we intend to acquire interests do not manage growth, the quality of their products and/or services could materially suffer, which could negatively affect our brand and operating results and that of the companies we intend to acquire interests of. To manage this growth, we and those acquired companies will need to continue to improve operational, financial and management controls and reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and allocation of valuable management resources. If the improvements are not implemented successfully, our and those companies’ ability to manage growth will be impaired causing significant additional expenditures.

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

Certain historical data regarding our business, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance

The information included in this Annual report on Form 10-K and our other reports filed with the SEC includes information regarding our business, results of operations, financial condition and liquidity as of dates and for periods before and during the impact of the COVID-19 pandemic and related containment measures (including quarantines and governmental orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders). Therefore, certain historical information does not reflect the adverse impacts of the COVID-19 pandemic and the related containment measures. Accordingly, investors are cautioned not to unduly rely on such historical information regarding our business, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of the COVID-19 pandemic and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, or our business.

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

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt and/or preferred securities in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our common stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return they may be able to achieve from an investment in our common stock.

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

The trading of our securities will be in the over-the-counter market, which is commonly referred to as the OTC Markets, as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions that are not available to us. It is likely that our shares will be penny stocks for the foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

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

ITEM 2. PROPERTIES

Our executive and administrative office is located at 6400 S. Fiddlers Green Circle, Greenwood Village, Colorado 80111 and is adequate for our purposes.

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

On February 27, 2023, we filed Plaintiff’s Objection to Magistrate’s Report and Recommendation.

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

On February 8, 2023, the 9Th Circuit granted our motion to take judicial notice on California’s legislative history/documents dealing with Usury.

We intend to litigate the causes of action asserted in the amended complaint against LGH, Hoppel, and Darbie, including but not limited to LGH acting as an unregistered dealer in violation of Section 15(a) of the Act which upon a favorable judgement would entitle us to have the convertible promissory notes and share purchase agreements entered into by and between us and Peak One declared void ab initio and, further, make LGH liable to the Company for recessionary damages to the Company pursuant to Section 29(b) of the Act. We contend that the foregoing arguments are brought in good faith, particularly in light of recent SEC enforcement actions against other unregistered dealers.

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

Quarter Ended	High Bid	Low Bid
December 31, 2022	$0.0032	$0.0017
September 30, 2022	$0.0033	$0.0013
June 30, 2022	$0.0025	$0.0012
March 31, 2022	$0.0047	$0.0017
December 31, 2021	$0.0048	$0.0018
September 30, 2021	$0.0079	$0.0029
June 30, 2021	$0.0213	$0.0056
March 31, 2021	$0.0355	$0.0019

On March 17, 2023, the closing price of our common stock as reported by the OTC Markets Group was $0.0013 per share.

Transfer Agent

The transfer agent and registrar for our Common Stock is ClearTrust, LLC. , 16540 Pointe Village Dr. Suite 205, Lutz, FL 33558; Phone number: (813) 235-4490

Holders of Common Stock

As of March 17, 2023, there were 162 holders of record of our common stock and 7,394,792,892 shares of our common stock issued and outstanding.

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

Overview

We are a Nevada corporation formed on August 30, 1985. Our headquarters are in Greenwood Village, Colorado. We have been engaged in our current business model since June of 2016, as a result of our having been discharged from a receivership and acquiring Life Marketing, Inc., which was in a different industry as our previous business.

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

Trends and Uncertainties

Our business is subject to the trends and uncertainties associated with expansion of niche industry social networks and ecommerce solutions are increasing in popularity and availability. At some point, industry saturation of technology solutions that we provide to, and support for TBI participant tech startup companies will make it more difficult for our business model to expand. This will force our company to innovate new technology solutions leading to additional funding costs.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $32,793,526 at December 31, 2022. This factor raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand. While we believe that we will be successful generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that we will succeed in our future operations.

We will attempt to overcome the going concern opinion by increasing our TBI licensing to additional tech company startups, thereby increasing our revenues, which will increase our expenses and lead to possible net losses.

COMPARATIVE RESULTS FOR FISCAL YEARS

Results of Operations for the 12-month periods ended December 31, 2022 and 2021

Revenues

For the year ended December 31, 2022, we recognized $944,413 in revenues, compared to $292,139 in revenue from licensing during the year ended December 31, 2021. The $652,274 increase in revenue is primarily attributable to the sale of seven new digital asset platforms, the addition of one new TBI client licensee, and revenue share from the existing TBI licensees.

Cost of Revenue

Cost of revenue was $48,217 for the year ended December 31, 2022 and $22,611 for the year ended December 31, 2021. The increase is attributable to higher revenue levels.

Operating Expenses

For the year ended December 31, 2022, we recorded $260,221 in operating expenses compared to $654,128 in operating expenses for the year ended December 31, 2021, a material decrease of $393,307. The decrease is attributable to a reduction in 2022 in all expense categories including a reduction of $52,681 in compensation expense, a reduction of $6,782 in sales and marketing expense, and a reduction of $334,444 in general and administrative expense.

Other income

During the year ended December 31, 2022 and 2021, we generated $91,411 of other income and ($1,707,087) of other expense, respectively. The key contributing factor in the 2022 period being the $41,111 PPP loan forgiveness, and other income of $50,000 due to the reversal of an accrual. The loss in the 2021 period is attributable to the loss of $1,551,768 on the extinguishment of debt, and other expense of $155,319.

Net Profit (Loss)

As a result of the foregoing we generated a profit from continuing operation $727,386 in net income during the year ended December, 2022, compared to a loss of $2,091,687 during the year ended December 31, 2021.

For the year ended December 31, 2022 we had $-0- in net loss from discontinued operations compared to $27,700 during the year ended December 31, 2021.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities was $395,986 for the year ended December 31, 2022 compared to $312,867 in net cash used during the year ended December 31, 2021. The material increase in net cash provided during the 2022 period is primarily attributable to an improvement in profitability during the 2022 period.

Cash Flows from Financing Activities

Net cash used in financing activities was $197,452 during the year ended December 31, 2022 compared to $313,450 provided by financing activities during the year ended December 31 2021. The reduction in cash provided by financing activities is attributable to our raising $100,000 from the sale of common stock in the 2021 period compared to zero in the 2022 period and our CEO advancing $213,450 in related party loans in the 2021 period, compared to a repayment of $197,452 of those loans during the 2022 period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SOCIAL LIFE NETWORK, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Decentral Life, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Decentral Life, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2017

Lakewood, CO

March 20, 2023

DECENTRAL LIFE, INC.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$199,310	$776
Accounts receivable – related party	628,238	408,000
Security deposits	18,118	-
Total current assets	845,666	408,776
Total Assets	$845,666	$408,776

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$720	$52,353
Total Current Liabilities	720	52,353
Loans payable – related party	129,673	327,125
SBA loan	121,700	163,111
Total Liabilities	252,093	542,589

Stockholders’ Equity (Deficit):
Common Stock par value $0.001 10,000,000,000 shares authorized, 7,394,792,892 and 7,675,367,567 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	7,394,793	7,675,368
Additional paid in capital	25,992,306	25,711,731
Accumulated deficit	(32,793,526)	(33,520,912)
Total Stockholders’ Equity (Deficit)	593,573	(133,813)
Total Liabilities and Stockholders’ Equity	$845,666	$408,776

The accompanying notes are an integral part of these financial statements

DECENTRAL LIFE, INC

STATEMENTS OF OPERATIONS

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Revenues
Licensing and software revenue – related party	$944,413	$292,139
Total revenue	944,413	292,139
Cost of goods sold	48,217	22,611
Gross margin	896,196	269,528
Operating expenses
Compensation expense	-	52,681
Sales and marketing	12,929	19,711
General and administrative	247,292	581,736
Total operating expenses	260,221	654,128
Loss from operations	635,975	(384,600)
Oher income (expense)
Loss on the extinguishment of debt	-	(1,551,768)
PPP Loan Forgiveness	41,411	-
Other income (expense)	50,000	(155,319)
Total other income (expense)	91,411	(1,707,087)
Net income (loss) from continuing operations	727,386	(2,091,687)
Net loss from discontinued operations	-	(27,700)
Net income (loss)	$727,386	$(2,119,387)

Weighted average number of shares outstanding
Basic	7,394,792,892	7,078,783,892
Diluted	7,394,792,892	7,078,783,892

Net income (loss) per share from continuing operations
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Net income (loss) per share from discontinued operations

Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

The accompanying notes are an integral part of these financial statements.

DECENTRAL LIFE, INC.

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021

	Common Stock B		Common Stock A		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance, December 31, 2020	25,000,000	$-	6,368,332,350	$6,368,346	$25,199,811	$(31,766,214)	$(198,056)

Issuance of voting shares	50,000,000

Conversion of convertible notes to common stock			709,449,234	709,449	1,326,458		2,035,907

Private placement			2,000,000	2,000	98,000		100,000

Warrant exercises			630,604,389	630,604	(630,604)

MJLink spinoff adjustments					(314,967)	364,689	49,722

Cancellation of shares issued in prior years			(29,736,667)	(29,737)	29,737	-	-

To adjust excess cumulative shares			(5,281,739)	(3,296)	3,296

To adjust common stock value				(1,998)

Net loss from discontinued operations						(27,700)	(27,700)

Net loss from continuing operations						(2,091,687)	(2,091,687)
Balance, December 31, 2021	75,000,000	$-	7,675,367,567	$7,675,368	$25,711,731	$(33,520,912)	$(133,813)

	Common Stock B		Common Stock A		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Totals
Balance, December 31, 2021	75,000,000	$-	7,675,367,567	$7,675,368	$25,711,731	$(33,520,912)	$(133,813)

Return of common shares by shareholder			(280,574,675)	(280,575)	280,575		-

Net income from continuing operations						727,386	727,386

Balance, December 31, 2022	75,000,000	$-	7,394,792,892	$7,394,794	$25,992,306	$(32,793,526)	$593,573

The accompanying notes are an integral part of these financial statements.

DECENTRAL LIFE, INC.

STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Cash flows used in operating activities
Net profit (loss) from continuing operations	$727,386	$(2,091,687)
Net (loss) from discontinued operations	-	(27,700)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on the extinguishment of convertible promissory notes	-	1,907,561
PPP Loan Forgiveness	(41,411)	-
Loss on sale of discontinued assets	-	77,774
Changes in assets and liabilities
Accounts receivable -related party	(220,238)	(40,000)
Security deposits	(18,118)
Accounts payable and accrued expenses	(51,633)	(138,815)
Net cash provided by (used in) operating activities	395,986	(312,867)

Cash flows provided by financing activities
Proceeds from the sale of common stock – private placement		100,000
Proceeds from related party loans		213,450
Payment for related party loans	(197,452)
Net cash provided by (used in) financing activities	(197,452)	313,450

Net increase in cash	198,534	583
Cash, beginning of period	776	193
Cash, end of period	$199,310	$776

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash information:
Common stock issued in satisfaction of convertible notes payable	$-	$128,346
Cancellation of shares issued in prior years	$-	$29,737

The accompanying notes are an integral part of these financial statements.

DECENTRAL LIFE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The decentralized social networking platform aims to replace the Company’s existing cloud-based SaaS that is licensed to the Company’s TBI Licensees. Decentral Life launched the first of many smart contracts on the Ethereum blockchain that work toward achieving the Company’s goal to build a decentralized global social networking platform. A smart contract is a computer program or a transaction protocol which is intended to automatically execute, control or document legally relevant events and actions according to the terms of a contract. Our first smart contract was launched on the Ethereum blockchain, thereby defining the Company’s WDLF utility token.

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

On June 30, 2021, our Board unanimously approved the adoption of the Certificate for Series A Cumulative Convertible Preferred Stock (the “Certificate”), which Certificate was filed in Nevada on June 30, 2021 and became effective on July 6, 2021. The Certificate, provides that, among other things, that each Preferred A Share has the right to convert each Series A Preferred Share into 20 Common Stock Shares and has liquidation rights over all other series of Preferred Stock.

The Company’s Business

The Company is a Technology Business Incubator (TBI), which operates through individual SaaS (software as a service) licensing agreements with our TBI participating companies and provides each TBI company with the use of our technology platform to run their own social networking and ecommerce company. Using our technology platform and leveraging the executive leadership that we provide each TBI company, their executives find it easier to focus on growing their business faster, and ultimately reaching a liquidity event such as an initial public offering or an acquisition.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

The Company’s Business (continued)

As of first quarter 2023, the following industry specific companies participate and operate in our TBI program: the Hunting, Fishing, Camping, RV Travel, Motor Racing, Racket Sports, Boating, E-biking, Cycling, Golfing, Cannabis, Hemp, Space Exploration, Soccer, Transportation, Blockchain, AI, and Residential Real Estate sectors.

TBI participating companies give us revenue, and a stake in their company as detailed below. This business model makes our long-term book-value greater, and our revenue growth more reliable, by diversifying our technology and human resources across multiple global business sectors.

Revenue Generation

We generate revenues from our TBI participating companies that license social networking and/or ecommerce technology from us and charge them 5% of the revenue that is made from our tech platform. Additionally, we receive up to 15% or their securities when they reach a liquidity event if they participate in our TBI program. We also develop and license decentralized applications (dApps) built on the Ethereum blockchain, that are sold to our clients that do not necessarily participate in our TBI program. Our dApps are licensed to clients’ annually, and differ in pricing due to the customization, installation time, training, and blockchain related fees. Revenue generated from our dApps can range from thousands to tens of thousands of USD each year, per client.

Global Operations

We currently operate and support the ongoing technology development of our platform, used by consumers and companies across 120 countries worldwide. Our directors, executives, and niche industry business advisors support the growth of each TBI company in our program. Management’s goal is to increase the potential of each TBI company reaching a liquidity event, in the shortest time possible.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2022 and December 31, 2021, the Company’s cash equivalents totaled $199,310 and $776, respectively.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of December 31, 2022 and December 31, 2021.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which assumes that it will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. As of December 31, 2022 the Company had $199,310 of cash on hand and an accumulated deficit of $32,793,526. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next year with the public issuance of common stock and related party loans. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that it will succeed in its future operations. The Company’s financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – RELATED PARTY TRANSACTIONS

Other than as disclosed below, there has been no transaction, since January 1, 2021, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $5,000 or one percent of our total assets at December 31, 2022, and in which any of the following persons had or will have a direct or indirect material interest:

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

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

The Company has Technology Business Incubator (TBI) license agreements with MjLink.com Inc., LikeRE.com Inc., HuntPost.com Inc., NetQub, Inc., RacketStar.com Inc., FutPost.com Inc., GolfLynk.com Inc., CycleFans.com Inc., WEnRV.com Inc., RaceScene.com Inc., and SpaceZE.com Inc., which agreements provide that our TBI licensees pay the Company a license fee of 5% percentage of annual revenues generated, and 15% of their common stock, issuable immediately prior to a liquidity event such as an IPO or sale of 51% or more, of a licensee’s common stock. The 15% common stock payment is non-dilutive prior to a liquidity event described above. The Company’s Chief Executive Office, Ken Tapp, owns less than 1% of our outstanding shares and is a board member of each of the Company’s TBI licensees. Ken Tapp owns less than 9.99% of the outstanding common stock in each of the Company’s licensees. Pricing for the license agreements was established by the Company’s Board. This type of licensing agreement is standard for technology incubators and tech start-up accelerators.

The Company’s related party licensing revenue for the fiscal year ended December 31, 2022 and 2021 was $944,413 and $292,139, respectively or 100.0% of its gross revenue.

The Company paid 1 of its Advisors, Vincent (Tripp) Keber, $30,000, for his consulting services during the first quarter of 2021.

From January 1, 2021 through December 31, 2021, Ken Tapp, from time-to-time, provided short-term interest free loans totaling $213,450 for the Company’s operations. From January 1 to December 31, 2022, the Company repaid Kenneth. Tapp $197,452 against his outstanding loan balance. At December 31, 2022, the Company owed $129,673 to Ken Tapp.

As noted in Note 7, the Company completed a December 31, 2020 Division Spin-Off Agreement (“Spin-Off Agreement) between MjLink.com, Inc. (“MjLink”) and the Company s whereby the Parties agreed that the Company would cease our operating MjLink as our cannabis division. and going forward MjLink would conduct its own operations (the “Spin-Off”). The Company recorded a loss from discontinued operations of $-0- and $27,700, respectively during the YEAR ended December 31, 2022 and December 31, 2021. In connection with the Spin-Off, MjLink issued the Company 800,000 or 15.17% of its outstanding shares for MjLink’s use of the Company’s license from January 1st 2020 to December 31, 2020. Ken Tapp is the Company’s and MjLink’s Chief Executive Officer and the transaction was treated as a related party transaction. Thereafter, to reflect the true intention of the Parties to the Spin-Off Agreement, the Parties then agreed in an Amended Spin-Off Agreement to reflect an effective date of 12:01 am on January 1, 2021 of the Spin-Off transaction (“Effective Date”). Apart from the Effective Date, there were no further changes to the Spin-Off Agreement.

NOTE 5 – STOCK WARRANTS

During the year ended December 31, 2022 and the year ended December 31, 2021 the Company did not grant any warrants. Currently, the Company has the remaining 5,283,250 vested warrants outstanding.

A summary of the status of the outstanding stock warrants is presented below:

Range of Exercise Prices	Number Outstanding 9/30/2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.05 – 0.17	5,283,250	.42 years	$0.07

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

As of December 31, 2022 and December 31, 2021 there were 7,394,792,892 and 7,675,367,567 shares issued and outstanding.

Class B

Effective March 4, 2020, our Board unanimously approved the issuance of 25,000,000 Class B Shares to Ken Tapp, our Chief Executive Officer, in return for his services as our Chief Executive Officer from February 1, 2016 to February 29, 2020, which shares are equal to two billion five hundred million (2,500,000,000) votes and otherwise have no equity, cash value or any other value.

Effective March 28, 2021, our Board unanimously approved the issuance of fifty million (50,000,000) Class B Common Stock Shares to Ken Tapp, our Chief Executive Officer, in return for his services as our Chief Executive Officer from March 1, 2020 to February 28, 2021, which shares are equal to five billion (5,000,000,000) votes and otherwise have no equity, cash value or any other value.

As of December 31, 2022 and December 31, 2021, there are 75,000,000 shares of Class B shares outstanding.

Preferred Stock

As of December 31, 2022 and December 31, 2021, the Company had 300,000,000 shares of preferred stock authorized with no preferred shares outstanding.

Based on a unanimous vote of the Company’s directors, the Company designated 100,000,000 shares of Cumulative Convertible Preferred A shares. On July 6, 2021, the Certificate of Rights and Preferences for those shares was approved. Each Preferred A Share has the right to convert each Series A Preferred Share into 20 Common Stock Shares if and only if, the Company become listed on the New York Stock Exchange (NYSE) or NASDAQ, and shall have liquidation rights over other series of Preferred Stock. As of December 31, 2022, no Preferred A shares have been issued.

NOTE 6 – COMMON STOCK

Convertible Debt and Other Obligations

Convertible Debt

As of December 31, 2022 and December 31, 2021 the Company had $-0 in convertible debt, outstanding. There were no conversions during the year ended December 31, 2022. A summary of the convertible notes issued and converted to common stock during 2021 is listed below:

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

During the year ended December 31, 2022, the $37,411 loan and the $4,000 loan were forgiven and recorded as “Other Income” on the Company’s Statement of Operations. As of December 31, 2022 and December 31, 2021, the balance of these loans were $121,700 and $163,111, respectively. The EIDL loan is repayable over a 30 year period, commencing in November 2022, at a rate of 2.75% interest.

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

	Year ended December 31, 2022	Year ended December 31, 2021

Operating loss	$-	$(27,700)
Income(loss) before provision for income taxes	$-	$(27,700)
Provision for income taxes	-	-
Net loss	$-	$(27,700)

NOTE 8 – SUBSEQUENT EVENTS

On January 25, 2023, our Board unanimously approved the issuance of twenty-five million (25,000,000) Class B Shares to Ken Tapp, our Chief Executive Officer, which shares are equal to two billion five hundred million (2,500,000,000) votes and otherwise have no equity, cash value or any other value.

As of the date of this 10-K filing, our Chief Executive Officer controls over 10,000,000,000 votes via his issuance of an aggregate of 100,000,000 Class B Shares.

On February 3, 2023, FINRA approved the Company’s name change from Social Life Network, Inc. to Decentral Life, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), our chief executive officer, who is our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our chief executive officer, concluded that, as at December 31, 2022, our disclosure controls and procedures were not effective: (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. The conclusion reached by our chief executive officer was a result of the material weaknesses described below.

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

Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2022 assessment of the effectiveness of our internal control over financial reporting.

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

Based on our evaluation under the framework in COSO, our chief executive officer and chief financial officer have concluded that our internal controls over financial reporting were ineffective as of December 31, 2022 due to the above-noted material weaknesses with respect to disclosure controls and procedures. The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. We believe we have taken initial steps to mitigate these risks by consulting outside advisors where necessary.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Ken Tapp	Chairman, Chief Executive Officer, & Chief Technology Officer		June 6, 2016
Britt Glassburn	Board Member		January 21, 2020
Brian Lazarus	Board Member		January 21, 2020
Gregory Todd Markey	President		January 21, 2020
Lynn Murphy	Board Member		January 21, 2020

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

Ken Tapp, Chairman of the Board, Chief Executive Officer, Chief Technology Officer

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

Based solely on the copies of such reports and amendments thereto received by us, or written representations that no filings were required, we believe that all Section 16(a) filing requirements applicable to our executive officers and directors and 10% stockholders were met for the year ended December 31, 2022.

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

According to the Nasdaq definition, we believe Brian Lazarus is an independent director because he is not an officer of our company and not a beneficial owner of a material amount of shares of our common stock and has not received compensation from us in excess of the relevant limits. We believe Lynn Murphy is an independent director because he is not our officer and not a beneficial owner of a material amount of our common stock shares, and we have not paid him compensation in excess of the relevant limits. We believe Britt Glassburn is an independent director because he is not our officer and not a beneficial owner of a material amount of shares of our common stock, and we have not paid him compensation in excess of the relevant limits. We have determined that Ken Tapp and Gregory Todd Markey are not independent because they are our employees and they receive compensation directly or indirectly from us for consulting and employment services, respectively.

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

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ken Tapp	2022	0
	2021	0
Todd Markey	2022	0
	2021	28,000							28,000
Mark DeSiena	2021	24,000							24,000

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

Compensation of Directors

There were no compensation fees paid to our of our Directors or members of our Board Advisors who were not our named executive officers for the fiscal year ended December 31, 2022 or December 31, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2022, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our current directors, our named executive officers and by our current executive officers and directors as a group.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)

Ken Tapp 6400 S. Fiddlers Green Cir. Suite 1180 Greenwood Village, Colorado 80111	Common Stock	0	(3)	0.0%
Media Star Promotions c/o Brian Lazarus 319 Clubhouse Lane Hunt Valley, MD 21031	Common Stock	5,000,000	(4)	0.07%
Britt Glassburn 6400 S. Fiddlers Green Cir. Suite 1108 Greenwood Village, Colorado 80111	Common Stock	1,283,333	(6)	0.02%
Gregory Todd Markey 6400 S. Fiddlers Green Cir. Suite 1180 Greenwood Village, Colorado 80111	Common Stock	1,000,000	(7)	0.01%
Lynn Murphy 6400 S. Fiddlers Green Cir. Suite 1180 Greenwood Village, Colorado 80111	Common Stock	608,333	(8)	0.01%
All executive officers and directors as a group (5 persons)	Common Stock	7,891,666		0.11%

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Percentage of common stock is based on 7,394,792,892 shares of our common stock issued and outstanding as of December 31, 2022

(3)	Ken Tapp was appointed as Chief Executive Officer, Chief Technology Officer, and Chairman since our inception. On April 8, 2021, in response to nearly 30 million warrants that management believes were illegally converted into shares on March 10, 2021 by Peak One and LGH Investments, the defendants in the foregoing legal complaints noted in ITEM 3. LEGAL PROCEEDINGS, our CEO, Ken Tapp, and on behalf of shareholders that suffered from the warrant conversion activity, processed a Stock Rescission of his own personal shares and he is personally paying for all legal fees noted in ITEM 3. LEGAL PROCEEDINGS.

(4)	Brian Lazarus has been a Director since January 21, 2020.

(5)	Britt Glassburn has been a Director since January 21, 2020.

(6)	Gregory Todd Markey has been a Director since January 21, 2020.

(7)	Lynn Murphy has been a Director since January 21, 2020.

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

We have Technology Business Incubator (TBI) license agreements with MjLink.com Inc., LikeRE.com Inc., HuntPost.com Inc., NetQub, Inc., RacketStar.com Inc., FutPost.com Inc., GolfLynk.com Inc., CycleFans.com Inc., WEnRV.com Inc., RaceScene.com Inc., and SpaceZE.com Inc., which agreements provide that our TBI licensees pay the Company a license fee of 5% percentage of annual revenues generated, and 15% of their common stock, issuable immediately prior to a liquidity event such as an IPO or sale of 51% or more, of a licensee’s common stock. The 15% common stock payment is non-dilutive prior to a liquidity event described above. The Company’s Chief Executive Office, Ken Tapp, owns less than 1% of our outstanding shares and is a board member of each of the Company’s TBI licensees. Ken Tapp owns less than 9.99% of the outstanding common stock in each of the Company’s licensees. Pricing for the license agreements was established by the Company’s Board. This type of licensing agreement is standard for technology incubators and tech start-up accelerators.

Our related party licensing revenue for the fiscal year ended December 31, 2022 and 2021 was $944,413 and $292,139, respectively or 100.0% of its gross revenue.

The Company paid 1 of its Advisors, Vincent (Tripp) Keber, $30,000, for his consulting services during the first quarter of 2021.

From January 1, 2021 through December 31, 2021, Ken Tapp, from time-to-time, provided short-term interest free loans totaling $213,450 for the Company’s operations. From January 1 to December 31, 2022, the Company repaid Kenneth. Tapp $197,452 against his outstanding loan balance. At December 31, 2022, the Company owed $129,673 to Ken Tapp.

See transactions with related parties in Notes 4 in the accompanying financial statements included in this document.

Compensation for Executive Officers and Directors

For information regarding compensation for our executive officers and directors, see “Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the year ended December 31, 2022 and 2021 for professional services rendered our independent registered public accounting firm BF Borgers CPA PC.

Fees	2022	2021
Audit Fees	$65,100	$27,000
Total Fees	$65,100	$27,000

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

DATE: March 22, 2023
DECENTRAL LIFE, INC.

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
Ken Tapp
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: March 22, 2023	By:	/s/ Britt Glassburn
Britt Glassburn, Director

DATE: March 22, 2023	By:	/s/ Brian Lazarus
Brian Lazarus, Director

DATE: March 22, 2023	By:	/s/ Todd Markey
Gregory Todd Markey, Director

DATE: March 22, 2023	By:	/s/ Lynn Murphy
Lynn Murphy, Director

