Form 10-Q
period 2023-03-31
Decentral Life, Inc.
filed 2023-05-03
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

000-55961

Commission File Number

Decentral Life, Inc.

(Exact name of small business issuer as specified in its charter)

nevada	46-0495298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

(Address of principal executive offices)

6400 S. Fiddlers Green Circle

Suite 1180

Greenwood Village, CO 80111

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

The Company has 7,394,792,892 common stock shares outstanding as of May 3, 2023.

2

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

DECENTRAL LIFE, INC.

DECENTRAL LIFE, INC.

BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$169,108	$199,310
Accounts receivable – related party	485,513	628,238
Security deposits	18,118	18,118
Total current assets	672,739	845,666
Total Assets	$672,739	$845,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$-	$720
Loans payable – related party	10,673	129,673
Total current liabilities	10,673	130,393
EIDL loan	121,700	121,700
Total Liabilities	132,373	252,093

Stockholders’ Equity:
Common Stock par value $0.001 10,000,000,000 shares authorized, 7,394,792,892 and 7,394,792,892 shares issued and outstanding as of March 31, 2023, and December 31, 2022, respectively	7,394,793	7,394,793
Additional paid-in capital	25,992,306	25,992,306
Accumulated deficit	(32,846,734)	(32,793,526)
Total Stockholders’ Equity	540,365	593,573
Total Liabilities and Stockholders’ Equity	$672,739	$845,666

The accompanying notes are an integral part of these unaudited financial statements.

DECENTRAL LIFE, INC

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022

Revenues
Licensing and software revenue – related party	$142,775	$-
Total revenue	142,775	-
Cost of goods sold	16,177	-
Gross margin	126,598	-
Operating expenses
Sales and marketing	10,381	2,816
General and administrative	169,436	47,483
Total operating expenses	179,816	50,299
Loss from operations	(53,218)	(50,299)
Oher income (expense)
Other income	11	-
Total other income	11	-
Net loss	$(53,208)	$(50,299)

Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic	7,394,792,892	7,675,367,567
Diluted	7,394,792,892	7,675,367,567

The accompanying notes are an integral part of these unaudited financial statements.

DECENTRAL LIFE, INC.

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

(unaudited)

	Common Stock B		Common Stock A		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Totals
Balance, December 31, 2021	75,000,000	$-	7,675,367,567	$7,675,368	$25,711,731	$(33,520,912)	$(133,813)

Net loss						(50,299)	(50,299)

Balance, March 31, 2022	75,000,000	$-	7,675,367,567	$7,675,368	$25,711,731	$(33,571,211)	$(184,111)

	Common Stock B		Common Stock A		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Totals
Balance, December 31, 2022	75,000,000	$-	7,394,792,892	$7,394,794	$25,992,306	$(32,793,526)	$593,573

Net loss						(53,208)	(53,208)

Balance, March 31, 2023	75,000,000	$-	7,394,792,892	$7,394,794	$25,992,306	$(32,846,734)	$540,365

The accompanying notes are an integral part of these unaudited financial statements.

DECENTRAL LIFE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022

Cash flows used in operating activities
Net loss	$(53,208)	$(50,299)
Changes in assets and liabilities
Accounts receivable -related party	142,725	43,051
Accounts payable and accrued expenses	(720)	-
Net cash provided by (used in) operating activities	88,797	(7,248)

Cash flows provided by financing activities
Proceeds from the sale of common stock – private placement
Proceeds from related party loans	-	6,700
Payments on related party loans	(119,000)	-
Net cash provided by (used in) financing activities	(119,000)	6,700

Net decrease in cash	(30,203)	(548)
Cash, beginning of period	199,310	776
Cash, end of period	$169,108	$228

The accompanying notes are an integral part of these unaudited financial statements.

DECENTRAL LIFE, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Decentral Life is referred to in the following financial notes as the “Company.”

Organization

The Company was launched in January of 2013 and took it public through a reverse merger in June of 2016 in an effort to expand its business model as a technology business incubator (TBI). The Company’s goal is to become the largest and most valuable market capitalized TBI in the world. The Company’s unique business model makes it easier for individual private and public investors to participate in the growth prospects of each company that participate in the Company’s TBI program.

The Company’s Technology Business Incubator program provides tech company founders with the option to license the Company’s technology from the Company and receive assistance in growing their business through the Company’s executive knowledge and leadership. The Company makes it easier for start-up founders to focus on raising capital, proving their business model, and fostering company growth and expansion. The Company’s own IP technology is an artificial intelligence (AI) powered social network and ecommerce platform that leverages blockchain technology to increase development speed, user privacy and security, and incorporates the use of cryptocurrency in the form of NFT’s and token securities used throughout the niche social platforms that we license to the companies in our TBI program.

In August of 2021, the Company formed a new division that focuses entirely on aiding founders with the creation and development of blockchain technology that can help their companies incorporate the best Web3 business models. The division’s first successful project was the development and launching of the WDLF security token in Q3 of 2021. Since then, the Company has launched and licensed Decentralized Apps that aid companies to launch and manage their own security token offering (“STO”).

Throughout 2022 and 2023, the Company launched smart contracts on the Ethereum blockchain. The Company’s goal is to build a decentralized global technology platform, through the mining and security token offering of the Company’s WDLF token. The Company’s WDLF Ethereum tokens are mined by the users of the Company’s technology platform that is licensed by companies in the Company’s TBI program. The users spend their time creating content, connecting with other users online, and influencing their own friends and followers on mainstream social platforms to join that TBI company’s technology platform, or niche social networking marketplace.

In the first quarter of 2023, the Company’s management expanded on the TBI program business model to include the possibility of acquiring technology companies that either participated in its technology incubation program, or companies that would enhance its ability to grow the TBI program. In either case, management’s goal is to increase the value of the Company by growing its balance sheet through meaningful asset acquisitions.

Corporate Changes

On August 30, 1985, the Company was incorporated as a private corporation, CJ Industries, Inc., in California. On February 24, 2004, the Company merged with Calvert Corporation, a Nevada Corporation, changing its name to Sew Cal Logo, Inc., and moved its domicile from California to Nevada, at which time the Company’s common stock became traded under the ticker symbol “SEWC”.

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

On September 20, 2018, the Company incorporated MjLink.com, Inc. (“MjLink”), a Delaware Corporation. On February 1, 2020, MjLink. filed its Form 1-A Offering Document for a Regulation A Tier 2 initial public offering, which the SEC qualified on September 28, 2020. On January 1, 2021, the Company ceased operating MjLink as a division, at which time MjLink continued operations as an independent company, in return for MjLink issuing the Company 15.17% of MjLink’s. outstanding Class A common stock shares.

On March 4, 2020, the Company’s Board of Directors (the “Board”) increased its number of authorized shares of Common Stock from 500,000,000 to 2,500,000,000 Common Stock Shares pursuant to an amendment to its Articles of Incorporation with the state of Nevada. Additionally, on that same date, the Company submitted to the state of Nevada the Company’s Certificate of Designation of Preferences, Rights and Limitations of its Class B Shares, providing that each Class B Share has one-hundred (100) votes on all matters presented to be voted by Common Stock Holders. The Class B Shares only have voting power and have no equity, cash value, or any other value.

Effective March 4, 2020, the Company’s Board unanimously approved the issuance of 25,000,000 Class B Shares to Ken Tapp, the Company’s Chief Executive Officer, in return for his services as our Chief Executive Officer from February 1, 2016 to February 29, 2020, which shares are equal to two billion five hundred million (2,500,000,000) votes and otherwise have no equity, cash value or any other value.

On May 8, 2020, the Company filed Amended and Restated Articles of Incorporation (“Amended Articles”) in Nevada to increase its authorized shares from 2,500,000,000 to 10,000,000,000 Shares and increase its Preferred Shares from 100,000,000 to 300,000,000 Shares. Additionally, the Amended Articles authorized the Company from May 8, 2020 and continuing until June 30, 2021, as determined by its Board in its sole discretion, to effect a Reverse Stock Split of not less than 1 share for every 5,000 shares and no more than 1 share for every 25,000 shares (the “Reverse Stock Split”).

On December 11th, 2020, the Company filed a Form 8-K stating that the Company would not be executing the Reverse Stock Split, which Reverse Stock Split expired on March 31st, 2021 pursuant to the May 8, 2020, Amended Articles described immediately above.

Effective March 28, 2021, the Company’s Board unanimously approved the issuance of fifty million (50,000,000) Class B Common Stock Shares to Ken Tapp, the Company’s Chief Executive Officer, in return for his services as its Chief Executive Officer from March 1, 2020 to February 28, 2021, which shares are equal to five billion (5,000,000,000) votes and otherwise have no equity, cash value or any other value.

On June 30, 2021, the Board unanimously approved the adoption of the Certificate for Series A Cumulative Convertible Preferred Stock (the “Certificate”), which Certificate was filed in Nevada on June 30, 2021 and became effective on July 6, 2021. The Certificate, provides that, among other things, that each Preferred A Share has the right to convert each Series A Preferred Share into 20 Common Stock Shares and has liquidation rights over all other series of Preferred Stock.

Effective January 25, 2023, the Company’s Board unanimously approved the issuance of twenty-five million (25,000,000) Class B Shares to Ken Tapp, our Chief Executive Officer, which shares are equal to two billion five hundred million (2,500,000,000) votes and otherwise have no equity, cash value or any other value.

As of the date of this filing, the Company’s Chief Executive Officer controls over 10,000,000,000 votes via his issuance of an aggregate of 100,000,000 Class B Shares.

On February 2, 2023, FINRA approved the Company’s name change from Social Life Network, Inc. to Decentral Life, Inc.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

Corporate Changes (continued)

The Company’s Business

The Company is a Technology Business Incubator (TBI), which operates through individual SaaS (software as a service) licensing agreements with its TBI participating companies and provides each TBI company with the use of its artificial intelligence (“AI”) social networking and ecommerce technology platform to run their own commerce focused social networking company. Using its technology platform and leveraging the executive leadership that the Company provides each TBI company, their executives find it easier to focus on growing their business faster, with the ultimate goal of reaching a liquidity event such as an initial public offering or an acquisition.

As of the first quarter 2023, the following industry specific companies participate and operate in the Company’s TBI program: Hunting, Fishing, Camping, RV Travel, Motor Racing, Racket Sports, Boating, E-biking, Cycling, Soccer, Golfing, Cannabis, Hemp, Space Exploration, Transportation, Blockchain, AI, and Residential Real Estate sectors.

The TBI participating companies pay the Company a percentage of their revenue, and a percentage of the securities in their company, as detailed below. This business model potentially makes the Company’s long-term book-value potentially greater and its revenue growth more reliable, by diversifying its technology and human resources across multiple global business sectors.

As of March 2023, management has expanded on the TBI program business model to include the possibility of acquiring technology companies that either participated in its technology incubation program, or companies that would enhance its ability to grow the TBI program. In either case, management’s goal is to increase the Company’s value by growing its balance sheet through meaningful acquisitions.

Revenue Generation

The Company generates revenues from its TBI participating companies that license social networking and/or ecommerce technology from the Company and charge them 5% of the revenue that is made from our tech platform. The Company also receives up to 15% or the securities in the TBI participating companies, when they reach a liquidity event such as an IPO or acquisition by another company. The percentage of securities that the Company receives from TBI companies is then valued at the time of their liquidity event, and finally added to the Company’s balance sheet in order to growth its long-term book-value.

The Company also develops and licenses decentralized applications (dApps) built on the Ethereum blockchain, that are sold to its clients that do not necessarily participate in the Company’s TBI program. The Company’s dApps are licensed to clients’ annually, and differ in pricing due to the customization, installation time, training, and blockchain related fees. Revenue generated from the Company’s dApps potentially range from thousands to tens of thousands of USD each year, per client.

Global Operations

The Company currently operates and supports the ongoing technology development of its platform, used by consumers and companies across 120 countries worldwide. The Company’s directors, executives, and niche industry business advisors support the growth of each TBI company in the Company’s program. Management’s goal is to increase the potential of each TBI company reaching a liquidity event, in the shortest time possible.

Intellectual Property

The Company’s technology platform and associated applications, features and functionality are comprised of proprietary software, code and know-how that are of key importance to its r business plan.

Better Practices

The Company spends a significant amount of time each year with its TBI company founders and their management teams, developing better business practices in its effort to increase the probability of their success and eventual liquidity events.

Sources and Availability of Products and Names of Principal Suppliers

The Company currently rely on certain key suppliers and vendors in the support and maintenance of its business model. Management mitigates the associated risks of these single-source vendor relationships by ensuring that the Company has access to additional qualified vendors and suppliers to provide like or complementary services.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements at and as of December 31, 2022, filed with the SEC on March 22, 2023 as part of the Company’s Annual Report on Form 10-K.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently have not experienced any losses in its accounts. The Company is not exposed to any significant credit risk on cash.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2023 and December 31, 2022, the Company’s cash equivalents totaled $169,108 and $199,310 respectively.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of March 31, 2023 and December 31, 2022.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which assumes that it will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. As of March 31,2023, the Company had $169,108 of cash , an accumulated deficit of $32,846,734, and a loss from operations of $53,208. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next year with the public issuance of common stock and related party loans. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that it will succeed in its future operations. The Company’s financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – RELATED PARTY TRANSACTIONS

Other than as disclosed below, there has been no transaction, since January 1, 2021, or currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $5,000 or one percent of our total assets at March 31, 2023, and in which any of the following persons had or will have a direct or indirect material interest:

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

The Company has Technology Business Incubator (TBI) license agreements with MjLink.com Inc., LikeRE.com Inc., HuntPost.com Inc., NetQub, Inc., RacketStar.com Inc., FutPost.com Inc., GolfLynk.com Inc., CycleFans.com Inc., WEnRV.com Inc., RaceScene.com Inc., and SpaceZE.com Inc., which agreements provide its TBI licensees pay the Company a license fee of 5% percentage of annual revenues generated, and 15% of their common stock, issuable immediately prior to a liquidity event such as an IPO or sale of 51% or more, of a licensee’s common stock. The 15% common stock payment is non-dilutive prior to a liquidity event described above. The Company’s Chief Executive Office, Kenneth Tapp, owns less than 1% of our outstanding shares and is a board member of each of the Company’s TBI licensees. Kenneth Tapp owns less than 9.99% of the outstanding common stock in each of the Company’s licensees. Pricing for the license agreements was established by the Company’s board of directors. This type of licensing agreement is standard for technology incubators and tech start-up accelerators.

The Company’s related party revenue for three months ended March 31, 2023 and 2022, were $142,775 and $-0-, respectively.

From January 1, 2022 through December 31, 2022, Kenneth Tapp, from time-to-time, provided short-term interest free loans totaling $213,450 for the Company’s operations. At March 31, 2023, the Company owed $10,673 to Kenneth Tapp.

NOTE 5 – STOCK WARRANTS

The Company has not granted any warrants since 2020. Currently, the Company has 5,283,250 vested warrants outstanding. The warrants had no intrinsic value as of March 31, 2022.

A summary of the status of the outstanding stock warrants is presented below:

Range of Exercise Prices	Number Outstanding 03/31/2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.05 – 0.17	5,283,250	.17 years	$0.07

NOTE 6 – COMMON STOCK

Common Stock

As of March 31, 2023 and December 31, 2022 there were 7,394,792,892 common shares issued and outstanding.

Class B

Effective March 4, 2020, the Board authorized the issuance of 25,000,000 Class B Common Stock Shares to Ken Tapp, the Company’s Chief Executive Officer, in return for his services as the Company’s Chief Executive Officer from February 1, 2016 to February 29, 2020, which shares are equal to two billion five hundred million (2,500,000,000) votes and have no equity, cash value or any other value.

On May 8, 2020, the Company filed Amended and Restated Articles of Incorporation in Nevada to increase its authorized shares from 2,500,000,000 to 10,000,000,000 Shares and its Preferred Shares from 100,000,000 to 300,000,000 Shares.

Effective March 28, 2021, the Company’s Board unanimously approved the issuance of fifty million (50,000,000) Class B Common Stock Shares to Ken Tapp, the Company’s Chief Executive Officer, in return for his services as its Chief Executive Officer from March 1, 2020 to February 28, 2021, which shares are equal to five billion (5,000,000,000) votes and otherwise have no equity, cash value or any other value.

On January 25, 2023, the Company’s Board unanimously approved the issuance of twenty-five million (25,000,000) Class B Shares to Ken Tapp, its Chief Executive Officer, which shares are equal to two billion five hundred million (2,500,000,000) votes and otherwise have no equity, cash value or any other value.

As of March 31, 2023, the Company’s Chief Executive Officer controls approximately in excess of 98% of shareholder votes via its issuance of 100,000,000 Class B Shares to Ken Tapp, thereby controlling over 10,000,000,000 votes.

Class A Preferred Stock

As of March 31, 2023 and December 31, 2022, the Company had 300,000,000 shares of preferred stock authorized with no preferred shares outstanding.

On June 30, 2021, the Board unanimously approved the adoption of the Certificate for 100,000,000 Series A Cumulative Convertible Preferred Stock (the “Certificate”), which Certificate was filed in Nevada on June 30, 2021 and became effective on July 6, 2021. The Stock Certificate, provides that, among other things, that each Preferred A Share has the right to convert each Series A Preferred Share into 20 Common Stock Shares, and has liquidation rights over all other series of Preferred Stock.

Decentral Life, Inc. is referred to below as “we”, “our”, or “us”.

Risk Factors

Risks Related to Our Business

Our independent registered public accounting firm has issued a going concern opinion; there is substantial uncertainty that we will continue operations in which case you could lose your investment.

In our Form 10-K report dated December 31, 2022, our independent registered public accounting firm, BF Borgers CPA PC, stated that our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $32,846,734 at March 31, 2023, had a net loss of $53,208 from operations for the three months ended March 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. Although we may be successful in obtaining financing and/or generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such funding will be achieved at a sufficient level or that we will succeed in our future operations.

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

Our Chief Executive Officer beneficially owns approximately 98% of our outstanding voting stock, primarily through his ownership of Class B Common Stock Shares. which provides him with significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

We face significant competition with respect to our technology platform, including but not limited to Facebook and LinkedIn, which offer a variety of online digital and social networking technology offerings. As such, we expect tech competition to intensify further in the future, further subjecting us to competitive forces. Many of our competitors, including the competitors stated above, have greater capital resources, facilities and diversity of services and product lines, which will enable them to compete more effectively in this market. Competition may increase because of consolidation within the industry. We may be unable to differentiate our products and services from those of our competitors, or successfully develop and introduce new products and services that are less costly than, or superior to, those of our competitors, which could have a material adverse effect on our business, results of operations and financial condition.

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

Additionally, we do not have a nominating, audit or compensation committee or any such committee comprised of independent directors. The Board performs these functions and no members of the Board are independent directors. Thus, there is a potential conflict in that board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

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

In the ordinary course of our business, we may collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers and business partners, and personally identifiable information of our customers, in our data centers and on its networks. The secure processing, maintenance and transmission of this information is critical to our business strategy, information technology and infrastructure and we may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our network and the services and information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, and disruption to our operations and the services it provides to customers. This often results in a loss of confidence in our products and services, which could adversely affect our ability to earn revenues and competitive position and could have a material adverse effect on our business, results of operations, and financial condition.

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

The compensation and other consideration we have paid or will be paid to our management has not been determined based on arm’s length negotiations. While management believes that the consideration is fair for the work being performed, we cannot assure that our consideration to management reflects the true market value of their services.

There are risks associated with the proposed expansion of our business.

Any expansion plans that we undertake to increase or expand our operations entail risks, which may negatively impact our potential profitability. Consequently, investors must assume the risk that (i) such expansion may ultimately involve expenditures of funds beyond the resources available to us at that time, and (ii) management of such expanded operations may divert management’s attention and resources away from its existing operations, any of which factors could have a material adverse effect on our business, results of operations, and financial condition. We cannot assure investors that our products, services, or controls will be adequate to support the anticipated growth of our operations.

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

Certain historical data regarding our business, results of operations, financial condition and liquidity does not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance

The information included in our Annual report on Form 10-K for our fiscal year ended December 31, 2022 and our other reports filed with the SEC, including this Form 10-Q, includes information regarding our business, results of operations, financial condition and liquidity as of dates and for periods before and during the impact of the COVID-19 pandemic and related containment measures (including quarantines and governmental orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders). Therefore, certain historical information therefore does not reflect the adverse impacts of the COVID-19 pandemic and the related containment measures. Accordingly, investors are cautioned not to unduly rely on such historical information regarding our business, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of the COVID-19 pandemic and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, or our business.

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

We may in the future offer additional securities. . Although no assurances can be given that we will consummate new financing, in the event we do, or in the event we sell shares of preferred or common stock or other securities convertible into shares of our common stock in the future, additional and substantial dilution will likely occur. In addition, investors purchasing shares or other securities in the future could have rights superior to investors in prior offerings. Subsequent offerings at a lower price, often referred to as a “down round,” could result in additional dilution.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $32,846,734 at March 31, 2023, had a net loss of $53,208 for the three months ended March 31, 2023. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand. While we believe that we will be successful generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that we will succeed in our future operations.

We will attempt to overcome the going concern opinion by increasing our TBI licensing to additional tech company startups, thereby increasing our revenues, which will increase our expenses and lead to possible net losses. There is no assurance that we will ever be profitable.

COMPARATIVE RESULTS FOR FISCAL YEARS

Performance - Results of Operations for the three month periods ended March 31, 2023 and 2022

Revenues

For the three months ended March 31, 2023, we recognized $142,775 in revenues, compared to $-0-in revenue from licensing during the three months ended March 31, 2023. The $142,775 increase in revenue is primarily attributable to the sale of new digital asset platforms, the addition of one new TBI client licensee, and revenue share from the existing TBI licensees.

Cost of Revenue

Cost of revenue was $16,177 and $-0- ended March 31, 2023 and 2022 respectively.

Operating Expenses

For the three months ended March 31, 2023, we recorded $179,816 in operating expenses compared to $50,299 in operating expenses for the three months ended March 31, 2022, a material increase of $129,517. The increase is primarily attributable to an increase of approximately $88,500 in legal and professional fees in the 2023 period compared to the 2022 period. Additionally there were increase in numerous expense categories consistent with our higher levels of activity.

Other income

During the three months ended March 31, 2023, we generated $11 of other income compared to $-0- of other income in the three months ended March 31, 2022. The amount was attributable to interest earned during the period.

Net Profit (Loss)

As a result of the foregoing, we generated a loss from operations of $53,208 during the three months ended March 31, 2023, compared to a loss of $50,299 during the three months ended March 31, 2022.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities was $88,797 for the three months ended March 31, 2023, compared to $7,248 in net cash used during the three months ended March 31, 2022. The material increase in net cash provided during the 2023 period is primarily attributable to increased collections on accounts receivable of $99,674 in the 2023 period compared to the comparable period in 2022

Cash Flows from Financing Activities

Net cash used in financing activities was $119,000 during the three months ended March 31, 2023, compared to $6,700 provided by financing activities during the three months ended March 31, 2022. The reduction in cash provided by financing activities is attributable to payments of $119,000 against related party loans in the 2023 period, compared to proceeds of $6,700 during comparable period in 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending March 31, 2023 and during our fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to litigate the causes of action asserted in the amended complaint against the Peak Parties and Darbie, including but not limited to Peak One is acting as an unregistered dealer in violation of Section 15(a) of the Act and, therefore, we are entitled to have the debentures and warrants entered into by and between us and Peak One declared void ab initio and, further, that Peak One is liable to us for recessionary damages to us pursuant to Section 29(b) of the Act. We contend that the foregoing arguments are brought in good faith, particularly in light of recent SEC enforcement actions against other unregistered dealers.

LGH Investments, LLC

On April 19, 2021, we commenced legal action in the United States District Court for the Southern District of California against LGH Investments, LLC (“LGH”) and Lucas Hoppel (“Hoppel”) alleging, among other things, that LGH is acting as unregistered dealer in violation of Section 15(a) of the Securities Exchange Act of 1934 (the “Act”) and, therefore, certain convertible promissory notes and share purchase agreements entered into by and between us and Peak One should be declared void ab initio and, further, that Peak One is liable for recessionary damages to us pursuant to Section 29(b) of the Act.

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

We intend to litigate the causes of action asserted in the amended complaint against LGH, Hoppel, and Darbie, including but not limited to LGH is acting as an unregistered dealer in violation of Section 15(a) of the Act and, therefore, we are entitled to have the convertible promissory notes and share purchase agreements entered into by and between us and Peak One declared void ab initio and, further, that LGH is liable to us for recessionary damages to us pursuant to Section 29(b) of the Act. We contend that the foregoing arguments are brought in good faith, particularly in light of recent SEC enforcement actions against other unregistered dealers.

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

Date: May 3, 2023

DECENTRAL LIFE, INC.

By:	/s/ Ken Tapp
Ken Tapp
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Ken Tapp
Ken Tapp
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

