Form 10-Q/A
period 2023-03-31
Decentral Life, Inc.
filed 2023-05-11
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment Number 1

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

The Company has 7,394,792,892 Class A Common Stock Shares outstanding as of May 11, 2023.

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

DECENTRAL LIFE, INC.

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

(unaudited)

	Common Stock B		Common Stock A		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Totals
Balance, December 31, 2021	75,000,000	$-	7,675,367,567	$7,675,368	$25,711,731	$(33,520,912)	$(133,813)

Net loss						(50,299)	(50,299)

Balance, March 31, 2022	75,000,000	$-	7,675,367,567	$7,675,368	$25,711,731	$(33,571,211)	$(184,111)

	Common Stock B		Common Stock A		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Totals
Balance, December 31, 2022	75,000,000	$-	7,394,792,892	$7,394,794	$25,992,306	$(32,793,526)	$593,573

Issuance of Common Stock B shares to related party	25,000,000	-

Net loss						(53,208)	(53,208)

Balance, March 31, 2023	100,000,000	$-	7,394,792,892	$7,394,794	$25,992,306	$(32,846,734)	$540,365

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

On March 4, 2020, the Company’s Board of Directors (the “Board”) increased its number of authorized Class A Common Shares of Common Stock from 500,000,000 to 2,500,000,000 Common Stock Shares pursuant to an amendment to its Articles of Incorporation with the state of Nevada. Additionally, on that same date, the Company submitted to the state of Nevada the Company’s Certificate of Designation of Preferences, Rights and Limitations of its Class B Shares, providing that each Class B Share has one-hundred (100) votes on all matters presented to be voted by Common Stock Holders. The Class B Shares only have voting power and have no equity, cash value, or any other value.

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

On May 8, 2020, the Company filed Amended and Restated Articles of Incorporation (“Amended Articles”) in Nevada to increase its authorized shares from 2,500,000,000 to 10,000,000,000 Class A Common Shares and increase its Preferred Shares from 100,000,000 to 300,000,000 Shares.

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

As of the date of this filing, the Company’s Chief Executive Officer, Ken Tapp, controls 10,000,000,000 votes via the Company’s issuance of an aggregate of 100,000,000 Class B Shares to Ken Tapp.

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

Intellectual Property

The Company’s technology platform and associated applications, features and functionality are comprised of proprietary software, code and know-how that are of key importance to its business plan.

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

NOTE 6 – COMMON STOCK

Common Stock

Class A

As of March 31, 2023 and December 31, 2022 there were 7,394,792,892 Class A Common Stock shares issued and outstanding.

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

As of March 31, 2023, the Company’s Chief Executive Officer controls approximately 57.5% of shareholder votes via its issuance of 100,000,000 Class B Common Stock Shares to Ken Tapp, thereby controlling 10,000,000,000 votes out of the total of 17,394,792,892 outstanding common voting shares. The total of 17,394,792,892 outstanding votes is comprised of: (a) a total of 7,394,792,892 outstanding shares of Class A Common Stock representing one vote per each one Class A Common Stock Share held (7,394,792,892 Votes); and (b) a total of 100,000,000 outstanding shares of Class B Common Stock representing one hundred votes per each one Class B Common Stock Share held (10,000,000,000 Votes).

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

Because our Chief Executive Officer holds 100,000,000 votes, he can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

Our Chief Executive Officer beneficially owns approximately 57.5% of our outstanding voting stock through his ownership of Class B Common Stock Shares. which provides him with significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

Date: May 11, 2023

DECENTRAL LIFE, INC.

By:	/s/ Ken Tapp
Ken Tapp
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Ken Tapp
Ken Tapp
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

