Form 10-Q
period 2023-06-30
Decentral Life, Inc.
filed 2023-08-21
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The Company has 7,394,792,892 Class A Common Stock Shares outstanding as of August 21, 2023.

2

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

DECENTRAL LIFE, INC.

DECENTRAL LIFE, INC.

BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash	31,338	$199,310
Accounts receivable – related party	592,488	628,238
Security deposits	18,118	18,118
Total current assets	641,944	845,666
Total Assets	641,944	$845,666

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	-	$720
Loans payable – related party	-	129,673
Total current liabilities	-	130,393
EIDL loan	119,300	121,700
Total Liabilities	119,300	252,093

Stockholders’ Equity (Deficit):
Common Stock par value $0.001 10,000,000,000 shares authorized, 7,394,792,892 and 7,394,792,892 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	7,394,793	7,394,793
Additional paid in capital	25,992,306	25,992,306
Accumulated deficit	(32,864,455)	(32,793,526)
Total Stockholders’ Equity (Deficit)	522,644	593,573
Total Liabilities and Stockholders’ Equity	$641,944	$845,666

The accompanying notes are an integral part of these unaudited financial statements.

DECENTRAL LIFE, INC

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Revenues
Licensing and software revenue – related party	173,188	$140,000	315,963	140,000
Total revenue	173,188	140,000	315,963	140,000
Cost of goods sold	28,038		44,215	-
Gross margin	145,149	140,000	271,748	140,000
Operating expenses
Sales and marketing	31,040	2,140	41,421	4,956
General and administrative	131,836	73,490	301,272	120,972
Total operating expenses	162,876	75,630	342,693	125,929
Loss from operations	(17,727)	64,370	(70,945)	14,071
Oher income (expense)
Other income (expense)	6	(5,126)	16	(5,126)
Total other income (expense)	6	(5,126)	16	(5,126)
Net income (loss)	$(17,721)	$59,244	$(70,929)	$8,946

Net income (loss) per share
Basic	$(0.00)	$0.00	$(0.00)	$0.00
Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding
Basic	7,675,367,567	7,675,367,567	7,675,367,567	7,675,367,567
Diluted	7,675,367,567	7,675,367,567	7,675,367,567	7,675,367,567

The accompanying notes are an integral part of these unaudited financial statements

DECENTRAL LIFE, INC.

STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

(unaudited)

	Common Stock B		Common Stock A		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Totals
Balance, December 31, 2021	75,000,000	$-	7,675,367,567	$7,675,368	$25,711,731	$(33,520,912)	$(133,813)

Net loss						(50,299)	(50,299)

Balance, March 31, 2022	75,000,000	$-	7,675,367,567	$7,675,368	$25,711,731	$(33,571,211)	$(184,111)

Net loss						59,244	59,244

Balance, June 30, 2022	150,000,000	$-	7,675,367,567	$7,675,368	$25,711,731	$(33,511,966)	$(124,867)

	Common Stock B		Common Stock A		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Totals
Balance, December 31, 2022	75,000,000	$-	7,394,792,892	$7,394,793	$25,992,306	$(32,793,526)	$593,573

Net loss						(53,208)	(53,208)

Balance, March 31, 2023	75,000,000	$-	7,394,792,892	$7,394,793	$25,992,306	$(32,846,734)	$540,364

Net loss						(17,721)	(17,721)

Balance, March 31, 2023	75,000,000	$-	7,394,792,892	$7,394,793	$25,992,306	$(32,864,455)	$522,644

The accompanying notes are an integral part of these unaudited financial statements.

DECENTRAL LIFE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2023	2022
Cash flows used in operating activities
Net income (loss)	(70,929)	8,946
Changes in assets and liabilities
Cash overdraft	-	173
Accounts receivable -related party	35,750	(15,050)
Accounts payable and accrued expenses	(720)	-
Net cash provided by (used in) operating activities	(35,899)	(5,931)

Cash flows provided by financing activities
Payments on EIDL loans	(2,400)
Proceeds from related party loans	-	5,155
Payments on related party loans	(129,673)
Net cash provided by (used in) financing activities	(132,073)	5,155

Net (decrease) increase in cash	(167,972)	(776)
Cash, beginning of period	199,310	776
Cash, end of period	31,338	-

Supplemental disclosure of cash flow information:
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

DECENTRAL LIFE, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

As of June 30, 2023, the Company’s management team expanded on its primary business model as a Technology Business Incubator (TBI), to include acquiring up to 100% of the assets from technology companies that participate in its TBI program, or other companies that would enhance the effectiveness of the TBI division.

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

On December 11th, 2020, the Company filed a Form 8-K stating that the Company would not be executing the Reverse Stock Split, which Reverse Stock Split expired on June 30st, 2021 pursuant to the May 8, 2020, Amended Articles described immediately above.

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

On February 2, 2023, FINRA approved the Company’s name change from Social Life Network, Inc. to Decentral Life, Inc.

On May 31, 2023, by a consent vote of stockholders holding over 51% of the Company’s voting power, we approved the Corporate Action to affect a Reverse Stock Split of our issued and outstanding shares of Common Stock at a range from 100 to 1 up to 50,000 to 1 at the sole discretion of the Board within 24 months from the date of the Board Resolution approving the corporate action.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

Corporate Changes (continued)

The Company’s Business

The Company is a Technology Business Incubator (TBI), which operates through individual SaaS (software as a service) licensing agreements with its TBI participating companies and provides each TBI company with the use of its artificial intelligence (“AI”) social networking and ecommerce technology platform to run their own commerce focused social networking company. Using its technology platform and leveraging the executive leadership that the Company provides each TBI company, their executives find it easier to focus on growing their business faster, with the goal of reaching a liquidity event such as an initial public offering or an acquisition.

As of the first quarter 2023, the following industry specific companies participate, or participated, in the Company’s TBI program: Hunting, Fishing, Camping, RV Travel, Motor Racing, Racket Sports, Boating, E-biking, Cycling, Golfing, Soccer, Sports Memorabilia, Space Exploration, Transportation, Blockchain, Artificial Intelligence, Cannabis, Hemp, and Residential Real Estate sectors.

The TBI participating companies pay the Company a percentage of their revenue, and a percentage of the securities in their company, as detailed below. This business model makes the Company’s long-term book-value potentially greater and its revenue growth more reliable, by diversifying its technology and human resources across multiple global business sectors.

As of June 30, 2023, the Company’s management team expanded on its primary business model as a Technology Business Incubator (TBI), to include acquiring up to 100% of the assets from technology companies that participate in its TBI program, or other companies that would enhance the effectiveness of the TBI division.

Revenue Generation

The Company generates revenues from its TBI participating companies that license social networking and/or ecommerce technology from the Company, by charging them 5% of the revenue that is made from our tech platform.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2023 and December 31, 2022, the Company’s cash equivalents totaled $31,338 and $199,310 respectively.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of June 30, 2023 and December 31, 2022.

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

On December 22, 2018, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, we adjusted its deferred tax assets and liabilities at June 30, 2020, using the new corporate tax rate of 21 percent.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which assumes that it will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. As of June 30, 2023, the Company had $31,338 of cash, an accumulated deficit of $32,864,455 and a loss from operations of $70,929. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next year with the public issuance of common stock and related party loans. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that it will succeed in its future operations. The Company’s financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – RELATED PARTY TRANSACTIONS

Other than as disclosed below, there has been no transaction, since January 1, 2021, or currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $5,000 or one percent of our total assets at June 30, 2023, and in which any of the following persons had or will have a direct or indirect material interest:

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

As of June 30, 2023 the Company has Technology Business Incubator (TBI) license agreements with MjLink.com Inc., LikeRE.com Inc., and Outdoorsmen.com, Inc., which agreements provide its TBI licensees to pay the Company a license fee of 5% percentage of annual revenues generated, and 15% of their common stock, issuable immediately prior to a liquidity event such as an IPO or sale of 51% or more, of a licensee’s common stock. The 15% common stock payment is non-dilutive prior to a liquidity event described above. Kenneth Tapp owns less than 9.99% of the outstanding common stock in each of the Company’s licensees. Pricing for the license agreements was established by the Company’s board of directors. This type of licensing agreement is standard for technology incubators and tech start-up accelerators.

The Company’s related party revenue for three months ended June 30, 2023 and 2022, were $142,775 and $-0-, respectively.

From January 1, 2022 through December 31, 2022, Kenneth Tapp, from time-to-time, provided short-term interest free loans totaling $213,450 for the Company’s operations. At June 30, 2023, the Company owed $0 to Kenneth Tapp.

NOTE 5 – STOCK WARRANTS

The Company has not granted any warrants since 2020. Currently, the Company has 5,283,250 vested warrants outstanding. The warrants had no intrinsic value as of June 30, 2022.

A summary of the status of the outstanding stock warrants is presented below:

Range of Exercise Prices	Number Outstanding 06/30/2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.05 – 0.17	5,283,250	.17 years	$0.07

NOTE 6 – COMMON STOCK

Common Stock

Class A

As of June 30, 2023 and December 31, 2022 there were 7,394,792,892 Class A Common Stock shares issued and outstanding.

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

As of June 30, 2023, the Company’s Chief Executive Officer controls approximately 57.5% of shareholder votes via its issuance of 100,000,000 Class B Common Stock Shares to Ken Tapp, thereby controlling 10,000,000,000 votes out of the total of 17,394,792,892 outstanding common voting shares. The total of 17,394,792,892 outstanding votes is comprised of: (a) a total of 7,394,792,892 outstanding shares of Class A Common Stock representing one vote per each one Class A Common Stock Share held (7,394,792,892 Votes); and (b) a total of 100,000,000 outstanding shares of Class B Common Stock representing one hundred votes per each one Class B Common Stock Share held (10,000,000,000 Votes).

Class A Preferred Stock

As of June 30, 2023 and December 31, 2022, the Company had 300,000,000 shares of preferred stock authorized with no preferred shares outstanding.

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

In our Form 10-K report dated December 31, 2022, our independent registered public accounting firm, BF Borgers CPA PC, stated that our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $32,864,455 at June 30, 2023, had a net loss of $17,721 from operations for the three months ended June 30, 2023. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. Although we may be successful in obtaining financing and/or generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such funding will be achieved at a sufficient level or that we will succeed in our future operations.

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

We estimate costs of approximately $300,000 annually to maintain the proper management and financial controls for our filings required as a public reporting company, funds that would otherwise be spent for our business operations. Our public reporting costs may increase over time, which will increase our expenses and may decrease our potential profitability.

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

A proliferation of bank failures in the US could negatively impact our economy as a whole and our results of operations.

In 2023, First Republic Bank, Silicon Valley Bank and Signature Bank were subject to bank failures. Should this trend of bank failures proliferate, the banking sector and the entire US economy may be negatively impacted, including that if a large number of banks fail, it could lead to a domino effect, causing other banks to fail as well, including a possible ripple effect causing depositors to withdraws funds from other banks. This could lead to a panic and a loss of confidence in the banking system leading to a recession, financial crisis, and credit crunch, making it difficult for businesses and consumers to access credit and slowing economic growth.

COVID-19 RELATED RISKS

The future outbreak of the coronavirus may negatively impact our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 resulted in a widespread health crisis and any future COVID-19 outbreak could adversely affect the economies and financial markets worldwide, and could adversely affect our business, results of operations and financial condition.

A future outbreak of the COVID-19 may adversely affect our customers or subscribers and have an adverse effect on our results of operations.

A future outbreak of COVID-19 e could adversely affect our potential licensee’s financial condition, resulting in reduced spending by our licensee to pay us our license fees. Risks related to an epidemic, pandemic, or other health crisis, such as COVID-19, could negatively impact the results of operations of one or more of our l licensees or potential licensee operations. The ultimate extent of the impact of any future epidemic, pandemic or other health crisis on our licensees and our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic, or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition, and results of operations.

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

THE FUTURE OUTBREAK OF COVID-19 HAS RESULTED IN A WIDESPREAD HEALTH CRISIS THAT COULD ADVERSELY AFFECT THE ECONOMIES AND FINANCIAL MARKETS WORLDWIDE AND COULD EXPONENTIALLY INCREASE THE RISK FACTORS DESCRIBED ABOVE AND BELOW.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes that it will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. As of June 30, 2023 the Company had $31,338 of cash on hand an accumulated deficit of $32,864,455 and used cash of $35,899. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next year with the public issuance of common stock and related party loans. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that it will succeed in its future operations. The Company’s financial statements do not include any adjustments that may result from the outcome of these uncertainties.

We will attempt to overcome the going concern opinion by increasing our TBI licensing to additional tech company startups, thereby increasing our revenues, but will increase our expenses and lead to possible net losses. There is no assurance that we will ever be profitable.

COMPARATIVE RESULTS

Results of Operations for the 6 month periods ended June 30, 2023 and 2022

Revenues

For the six-month period ended June 30, 2023, we recognized $315,963 in revenues, compared to $140,000 in revenue from licensing during the six month period ended June 30, 2022. The increase of $175,963 in revenue is primarily attributable to the sale of new digital asset platforms, the addition of one new TBI client licensee, and revenue share from the existing TBI licensees.

Cost of Revenue

Cost of revenue was $44,215 and -0- for the six-month period ended June 30, 2023 and 2022.

Operating Expenses

For the six months ended June 30, 2023, we recorded $342,693 in operating expenses compared to $125,929 in operating expenses for the six months ended June 30, 2022, a material increase of $216,724. The increase is primarily attributable to an increase of approximately $87,000 in legal and professional fees, an increase of approximately $56,000 in compensation expense, and an increase of marketing expense of approximately $36,000 in the 2023 period compared to the 2022 period. Additionally there were increases in numerous expense categories consistent with our higher levels of activity.

Other income

During the six-month period ended June 30, 2023 we generated $16 of other income compared to 5,126 of other expense during the six month period ended June 30, 2022.

Net Loss

As a result of the foregoing we generated a net loss of $70,929 during the six month ended June 30, 2023, compared to net income of $8,946 during the six months ended June 30, 2022.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $35,899 for the six months ended June 30, 2023 compared to $5,931 in net cash used during the period ended June 30, 2022. The increase in net cash used during the 2023 period is primarily attributable to increased loss in the 2023 partially offset by changes in assets and liabilities.

Cash Flows from Financing Activities

Net cash used in financing activities was $132,073 during the six month period ended June 30, 2023 compared to net cash provided by financing activities of $5,155 during the six month period ended June 30, 2022. The material decrease in cash flows provided by financing activities is due to the repayment of related party loans in the 2023 period of $129,673 compared to $-0- in the 2022 period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2023 and during our fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 8th, 2023, in the matter of a Motion for Attorneys’ Fees and Expenses filed by the defendants’, the Court granted attorneys’ fees to Peak One in the trial court, although we have filed an appeal that in the Eleventh Circuit that is still pending. We have petitioned the Florida court for a supersedeas bond to stay collection of the $157,902.50 pending a resolution of the appeal. We believe that our petition for a stay for the collection of $157,902.50 in legal fees will be granted by the Florida Court, and, therefore has not included any accrual for these legal fees in its financial statements.

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

We intend to litigate the causes of action asserted in the amended complaint against LGH, Hoppel, and Darbie, including but not limited to LGH is acting as an unregistered dealer in violation of Section 15(a) of the Act and, therefore, we are entitled to have the convertible promissory notes and share purchase agreements entered into by and between us and LGH declared void ab initio and, further, that LGH is liable to us for recessionary damages to us pursuant to Section 29(b) of the Act. We contend that the foregoing arguments are brought in good faith, particularly in light of recent SEC enforcement actions against other unregistered dealers.

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

Date: August 21, 2023

DECENTRAL LIFE, INC.

By:	/s/ Ken Tapp
Ken Tapp
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Ken Tapp
Ken Tapp
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

