Form 10-Q
period 2023-09-30
Decentral Life, Inc.
filed 2023-11-14
CIK 1281984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The Company has 7,394,792,892 Class A Common Stock Shares outstanding as of November 14, 2023.

2

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements (Unaudited)

DECENTRAL LIFE, INC.

DECENTRAL LIFE, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$77,910	$199,310
Accounts receivable – related party	547,288	628,238
Security deposits	18,118	18,118
Total current assets	643,316	845,666
Total Assets	643,316	$845,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$90,000	$720
Loans payable – related party	-	129,673
Total current liabilities	90,000	130,393
EIDL loan	117,500	121,700
Total Liabilities	207,500	252,093

Stockholders’ Equity :
Common Stock par value $0.001 10,000,000,000 shares authorized, 7,394,792,892 and 7,394,792,892 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	7,394,793	7,394,793
Additional paid in capital	25,992,306	25,992,306
Accumulated deficit	(32,951,283)	(32,793,526)
Total Stockholders’ Equity :	435,816	593,573
Total Liabilities and Stockholders’ Equity	$643,316	$845,666

The accompanying notes are an integral part of these unaudited condensed financial statements.

DECENTRAL LIFE, INC

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Revenues
Licensing and software revenue – related party	$173,187	$511,638	$489,150	$651,638
Total revenue	173,187	511,638	489,150	651,638
Cost of goods sold	-	-	44,215	-
Gross margin	173,187	511,638	444,935	651,638
Operating expenses
Sales and marketing	4,344	1,850	45,765	6,806
General and administrative	255,672	54,124	556,944	175,096
Total operating expenses	260,016	55,973	602,708	181,902
Loss from operations	(86,829)	455,664	(157,774)	469,735
Oher income (expense)
PPP Loan Forgiveness	-	41,411	-	41,411
Other income (expense)	1	(9,294)	17	(14,420)
Total other income (expense)	1	32,117	17	26,991
Net income (loss)	$(86,828)	$487,781	$(157,757)	$496,727

Net income (loss) per share
Basic	$0.00	$0.00	$(0.00)	$0.00
Diluted	$0.00	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding
Basic	7,394,792,892	7,583,875,825	7,394,792,892	7,644,535,185
Diluted	7,394,792,892	7,583,875,825	7,394,792,892	7,644,535,185

The accompanying notes are an integral part of these unaudited condensed financial statements.

DECENTRAL LIFE, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

(unaudited)

	Common Stock B		Common Stock A		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance, December 31, 2021	75,000,000	$-	7,675,367,567	$7,675,368	$25,711,731	$(33,520,912)	$(133,813)

Net loss						(50,299)	(50,299)

Balance, March 31, 2022	75,000,000	$-	7,675,367,567	$7,675,368	$25,711,731	$(33,571,211)	$(184,111)

Net income						59,244	59,244

Balance, June 30, 2022	75,000,000	$-	7,675,367,567	$7,675,368	$25,711,731	$(33,511,966)	$(124,867)

Return of common shares by shareholder			(280,574,675)	(280,575)	280,575

Net income						487,781	487,781

Balance, September 30, 2022	75,000,000	$-	7,394,792,892	$(280,575)	$280,575	$487,781	$362,914

	Common Stock B		Common Stock A		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals
Balance, December 31, 2022	75,000,000	$-	7,394,792,892	$7,394,793	$25,992,306	$(32,793,526)	$593,573

Issuance of common stock B to related party	25,000,000

Net loss						(53,208)	(53,208)

Balance, March 31, 2023	100,000,000	$-	7,394,792,892	$7,394,793	$25,992,306	$(32,846,734)	$540,364

Net loss						(17,721)	(17,721)

Balance, June 30, 2023	100,000,000	$-	7,394,792,892	$7,394,793	$25,992,306	$(32,864,455)	$522,644

Net loss						(86,828)	(86,828)

Balance, September 30, 2023	100,000,000	$-	7,394,792,892	$7,394,793	$25,992,306	$(32,951,283)	$435,816

The accompanying notes are an integral part of these unaudited condensed financial statements.

DECENTRAL LIFE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2023	2022
Cash flows used in operating activities
Net income (loss)	$(157,757)	$496,727
Adjustments to reconcile net loss to net cash used in operating activities
PPP Loan forgiveness	-	(41,411)
Changes in assets and liabilities
Cash overdraft	-	(73,413)
Accounts receivable -related party	80,950
Accounts payable and accrued expenses	89,280	(1,633)
Net cash provided by operating activities	12,473	380,271

Cash flows provided by financing activities
Payments on EIDL loans	(4,200)	-
Proceeds from related party loans	-	2,548
Payments on related party loans	(129,673)	-
Net cash provided by (used in) financing activities	(133,873)	2,548

Net (decrease) increase in cash	(121,400)	382,819
Cash, beginning of period	199,310	776
Cash, end of period	$77,910	$383,595

Supplemental disclosure of cash flow information:
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements

DECENTRAL LIFE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2023

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

The Company’s Technology Business Incubator program provides tech company founders with the option to license the Company’s technology from the Company and receive assistance in growing their business through the Company’s executive knowledge and leadership. The Company makes it easier for start-up founders and C-suite executives to focus on raising capital, SEC and other regulatory filings, proving their business model, and fostering company growth and expansion. The Company provides technology and technology consulting, specializing in artificial intelligence (AI), blockchain, social networking, learning management systems, and ecommerce. The Company generates revenue from software as a service (SaaS) and consulting as a service (CaaS).

In August of 2021, the Company formed a new division that focuses entirely on aiding founders with the creation and development of blockchain technology that can help their companies incorporate the best Web3 business models.

Throughout 2022 and 2023, the Company’s goal is to build a decentralized global technology platform, through the mining and security token offering of the Company’s WDLF token. The Company’s WDLF Ethereum tokens are mined by the users of the Company’s technology platform that is licensed by companies in the Company’s TBI program. The users spend their time creating content, connecting with other users online, and influencing their own friends and followers on mainstream social platforms to join that TBI company’s technology platform, or niche social networking marketplace.

As of September 30, 2023, the Company’s management team expanded on its primary business model as a Technology Business Incubator (TBI), to include acquiring up to 100% of the assets from technology companies that participate in its TBI program, or other companies that would enhance the effectiveness of the TBI division. On September 29, 2023, the Company completed a Binding Letter of Intent with MjLink.com, Inc. to reacquire 100% of MjLink via a Share Exchange, which the Company had previously sold as detailed below.

Corporate Changes

On August 30, 1985, the Company was incorporated as a private corporation, CJ Industries, Inc., in California. On February 24, 2004, the Company merged with Calvert Corporation, a Nevada Corporation, changed its name to Sew Cal Logo, Inc., and moved its domicile from California to Nevada, at which time the Company’s common stock became traded under the ticker symbol “SEWC”.

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

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

Corporate Changes (continued)

On September 20, 2018, the Company incorporated MjLink.com, Inc. (“MjLink”), a Delaware Corporation and the Company’s wholly-owned subsidiary, previously a division of the Company. On February 1, 2020, MjLink. filed its Form 1-A Offering Document for a Regulation A Tier 2 initial public offering, which the SEC qualified on September 28, 2020.

On March 4, 2020, the Company’s Board of Directors (the “Board”) increased its number of authorized Common Stock shares from 500,000,000 to 2,500,000,000 pursuant to an amendment to its Articles of Incorporation with the state of Nevada, and also submitted to Nevada the Company’s Certificate of Designation of Preferences, Rights and Limitations of its Class B Shares, providing that each Class B Share has one-hundred (100) votes on all matters presented to be voted by Common Stock Holders. The Class B Shares only have voting power and have no equity, cash value, or any other value.

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

On May 8th 2020 the Company’s wholly-owned subsidiary, MjLink amended its articles of incorporation in the state of Delaware to authorize One Hundred Fifty Million (150,000,000) shares, having a par value of $0.01 for the Class A Common Stock. The 150,000,000 shares are designated as follows. 100,000,000 Class A Common Stock Shares, 25,000,000 Preferred Stock Shares, and 25,000,000 Class B Shares.

On July 10, 2020, the state of Delaware approved the Certificate of Rights and Preferences of the MjLink Class B Shares, which provides that each Class B Share equals 100 votes and does not have any equity or other value.

On September 28, 2020, the SEC qualified MjLink’s Form 1-A Offering Document for a Regulation A Tier 2 initial public offering.

On December 31, 2020, we issued 25,000,000 Class B Shares of MjLink to Ken Tapp, its Chief Executive Officer.

On December 31, 2020 the Company completed the subsidiary Spin-Off Agreement between MjLink and the Company whereby the Parties agreed that the Company would cease operating MjLink as a division. MjLink continued operations as an independent company in order to conduct its own initial public offering and qualify to trade on NASDAQ or the NYSE, in return for MjLink issuing the Company 15.17% of MjLink’s outstanding Class A common stock shares to the Company.

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

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

Corporate Changes (continued)

On March 12, 2021, MjLink relieved all its $364,688 debt obligation to the Company.

Effective March 28, 2021, our Board unanimously approved the issuance of fifty million (50,000,000) Class B Common Stock Shares of the Company to Ken Tapp, our Chief Executive Officer, in return for his services as our Chief Executive Officer from March 1, 2020 to February 28, 2021, which the Class B common stock shares are equal to five billion (5,000,000,000) votes and otherwise have no equity, cash value or any other value.

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

On September 29, 2021, the MjLink Regulation A Tier 2 initial public offering that had been qualified by the SEC the year before on September 28, 2020, terminated, and MjLink was unsuccessful in going public on NASDAQ or the NYSE, of which the Company held 800,000 of its Class A common stock shares. The failure of MjLink going public was in part due to the United States Congress inability to pass the Bill H.R. 1595 (“The SAFE Banking Act”). The SAFE Banking Act bill was introduced on September 26th 2019, and would have created protections for depository institutions that provide financial services to cannabis-related legitimate businesses and service providers for such businesses. The failure of passing the SAFE Banking Act and other similar congressional bills that would have provided cannabis-related legitimate businesses access to financial services has made it increasingly difficult for cannabis-related legitimate businesses to raise capital and conduct direct listing on NASDAQ or the NYSE, U.S. stock market exchanges.

On September 25, 2022 MjLink prepared a conditional asset spinoff for two of its four dot com divisions in preparation of MjInvest.com and MjLink.com to be acquired by an existing public company. The conditional agreement provided for a one-year period ending September 24, 2023 to conduct the asset spinoff, contingent on completing the acquisition by an existing public company. On September 24, 2023 the conditional agreement expired and no asset spinoff was completed.

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

On February 2, 2023, FINRA approved our name change from Social Life Network, Inc. to Decentral Life, Inc.

On February 14, 2023 MjLink entered into a non-binding Letter of Intent to have its MjInvest.com and MjLink.com divisions acquired by an existing public company, with an expiration date of May 31, 2023 for the transaction to be completed. On May 29, 2023 MjLink withdrew from the non-binding LOI in an effort to find a more favorable path for MjLink to become a public traded company.

On September 29, 2023 The Company completed a binding Letter of Intent to acquire 100% of MjLink.

On October 10, 2023 the Company announced a Joint Venture Agreement with Indoor Harvest Corp. (OTC: INQD) to jointly operate MjLink and all four of its dot com divisions.

As of the date of this filing, our Chief Executive Officer controls over 10,000,000,000 votes of the Company via his issuance of an aggregate of 100,000,000 Class B Shares.

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

On September 20, 2018, the Company incorporated MjLink.com, a Delaware Corporation. On February 1, 2020, MjLink. filed its Form 1-A Offering Document for a Regulation A Tier 2 initial public offering, which the SEC qualified on September 28, 2020. On January 1, 2021, the Company ceased operating MjLink as a division, at which time MjLink continued operations as an independent company, in return for MjLink issuing the Company 15.17% of MjLink’s. outstanding Class A common stock shares.

On March 4, 2020, the Company’s Board increased its number of authorized Class A Common Shares of Common Stock from 500,000,000 to 2,500,000,000 Common Stock Shares pursuant to an amendment to its Articles of Incorporation with the state of Nevada. Additionally, on that same date, the Company submitted to the state of Nevada the Company’s Certificate of Designation of Preferences, Rights and Limitations of its Class B Shares, providing that each Class B Share has one-hundred (100) votes on all matters presented to be voted by Common Stock Holders. The Class B Shares only have voting power and have no equity, cash value, or any other value.

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

On May 8, 2020, the Company filed Amended and Restated Articles of Incorporation in Nevada to increase its authorized shares from 2,500,000,000 to 10,000,000,000 Class A Common Shares and increase its Preferred Shares from 100,000,000 to 300,000,000 Shares.

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

On June 30, 2021, the Board unanimously approved the adoption of the Certificate for Series A Cumulative Convertible Preferred Stock (the “Certificate”), which Certificate was filed in Nevada on June 30, 2021 and became effective on July 6, 2021. The Certificate provides that, among other things, t each Preferred A Share has the right to convert each Series A Preferred Share into 20 Common Stock Shares and has liquidation rights over all other series of Preferred Stock.

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

As of the third quarter 2023, the following industry specific companies participate, or participated, in the Company’s TBI program: Hunting, Fishing, Camping, RV Travel, Motor Racing, Racket Sports, Boating, E-biking, Cycling, Golfing, Soccer, Sports Memorabilia, Space Exploration, Transportation, Blockchain, Artificial Intelligence, Cannabis, Hemp, and Residential Real Estate sectors.

The TBI participating companies pay the Company a percentage of their revenue, and a percentage of the securities in their company, as detailed below. This business model makes the Company’s long-term book-value potentially greater and its revenue growth more reliable, by diversifying its technology and human resources across multiple global business sectors.

As of September 30, 2023, the Company’s management team expanded on its primary business model as a Technology Business Incubator (TBI), to include acquiring up to 100% of the assets from technology companies that participate in its TBI program, or other companies that would enhance the effectiveness of the TBI division. On September 29, 2023, the Company completed a Binding Letter of Intent with MjLink.com, Inc. to acquire 100% of MjLink via a Share Exchange.

Revenue Generation

The Company generates revenues from its TBI participating companies, and from non-participating TBI companies, that license technology and/or professional consulting services from the Company.

The Company will also count the revenue from the companies it can acquire through its expanded business model that includes mergers and acquisitions of TBI companies and non-participating TBI companies.

Global Operations

The Company currently operates and supports the ongoing technology development of its platform that auto translates to be used by people and companies across 120 countries worldwide.

Intellectual Property

The Company’s technology platform and associated applications, features, and functionality are comprised of proprietary software, code and know-how that are of key importance to its business plan.

Better Practices

The Company spends a significant amount of time each year with its client companies, their founders, and their management teams, to help develop and implement better business practices in its effort to increase the probability of their success and eventual liquidity events.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of estimates

The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated useful lives of property and equipment. Actual results could differ from those estimates.

Management’s Representation of Interim Condensed Financial Statements

The accompanying unaudited condensed financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed financial statements should be read in conjunction with the audited condensed financial statements at and as of December 31, 2022, filed with the SEC on March 22, 2023 as part of the Company’s Annual Report on Form 10-K.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently have not experienced any losses in its accounts. The Company is not exposed to any significant credit risk on cash.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2023 and December 31, 2022, the Company’s cash equivalents totaled $77,910 and $199,310 respectively.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis as of September 30, 2023 and December 31, 2022.

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

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the condensed financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

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

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its condensed financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The Company’s condensed financial statements have been prepared on a going concern basis, which assumes that it will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. As of September 30, 2023, the Company had $77,910 of cash, an accumulated deficit of $32,951,283 and a net loss of $157,757. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon it generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next year with the public issuance of common stock and related party loans. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that it will succeed in its future operations. The Company’s condensed financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – ACCRUED LIABILITIES

On October 13, 2023, in the Peak One Opportunity Fund, L. P. litigation (See Part II, Item 1 below), the Parties attended a telephonic mediation before Matthew Hodes, at which the Parties reached a settlement as to the Litigation, the Order, the Appeal, and the Final Judgment. The Parties mutually agreed to resolve any and all issues relating to the Litigation, the Order, the Appeal, and the Final Judgment, and generally between them. On October 17, 2023, the Parties executed a Settlement Agreement containing the following material terms: (a) within 2 business day of the execution of the Agreement, we will file a notice of dismissal of the Appeal pending in the United States Court of Appeals for the 11th Circuit with prejudice; (b) if the Court requires a stipulation, both Parties’ counsel agree to cooperate in providing whatever signatures or documents necessary to dismiss the Appeal with prejudice; and (c) within 7 calendar days of the execution of the Agreement, the Company shall pay Peak One $90,000.

As a result of the foregoing the Company recorded an accrued liability on its September 30, 2023 balance sheet of $90,000 and recorded a legal expense of $90,000 on its Statement of Operations for the three and nice months ended September 30, 2023.

The $90,000 payment was made by the Company on October 20, 2023 and the case was dropped on October 23, 2023.

NOTE 5 – RELATED PARTY TRANSACTIONS

Other than as disclosed below, there has been no transaction, since January 1, 2021, or currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $5,000 or one percent of our total assets at September 30, 2023, and in which any of the following persons had or will have a direct or indirect material interest:

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

As of September 30, 2023, the Company has Technology Business Incubator (TBI) license agreements with MjLink.com Inc., LikeRE.com Inc., and Outdoorsmen.com, Inc., which agreements provide its TBI licensees to pay the Company a Software as a Service and a Consulting as a Service license fee each quarter, and 15% of their common stock, issuable immediately prior to a liquidity event such as an IPO or sale of 51% or more, of a TBI licensee’s common stock. The 15% common stock payment is non-dilutive prior to a liquidity event described above. Kenneth Tapp owns less than 9.99% of the outstanding common stock in each of the Company’s licensees. Pricing for the license agreements was established by the Company’s board of directors. This type of licensing agreement is standard for technology incubators and tech start-up accelerators.

The Company’s related party revenue for three months ended September 30, 2023 and 2022, were $173,187 and $-0-, respectively.

From January 1, 2022 through December 31, 2022, Kenneth Tapp, from time-to-time, provided short-term interest free loans totaling $213,450 for the Company’s operations. At September 30, 2023 , the Company owed $-0- to Kenneth Tapp.

NOTE 6 – STOCK WARRANTS

The Company has not granted any warrants since 2020. All vested warrants that had been outstanding expired during the three month period ended September 30, 2023.

NOTE 7 – COMMON STOCK

Common Stock

Class A

As of September 30, 2023 and December 31, 2022, there were 7,394,792,892 Class A Common Stock shares issued and outstanding.

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

As of September 30, 2023 , the Company’s Chief Executive Officer controls approximately 57.5% of shareholder votes via its issuance of 100,000,000 Class B Common Stock Shares to Ken Tapp, thereby controlling 10,000,000,000 votes out of the total of 17,394,792,892 outstanding common voting shares. The total of 17,394,792,892 outstanding votes is comprised of: (a) a total of 7,394,792,892 outstanding shares of Class A Common Stock representing one vote per each one Class A Common Stock Share held (7,394,792,892 Votes); and (b) a total of 100,000,000 outstanding shares of Class B Common Stock representing one hundred votes per each one Class B Common Stock Share held (10,000,000,000 Votes).

Class A Preferred Stock

As of September 30, 2023 and December 31, 2022, the Company had 300,000,000 shares of preferred stock authorized with no preferred shares outstanding.

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

NOTE 8 – SUBSEQUENT EVENTS

On October 13, 2023, in the Peak One Opportunity Fund, L. P. litigation (See Part II, Item 1 below), the Parties attended a telephonic mediation before Matthew Hodes, at which the Parties reached a settlement as to the Litigation, the Order, the Appeal, and the Final Judgment. The Parties mutually agreed to resolve any and all issues relating to the Litigation, the Order, the Appeal, and the Final Judgment, and generally between them. On October 17, 2023, the Parties executed a Settlement Agreement containing the following material terms: (a) within 2 business day of the execution of the Agreement, we will file a notice of dismissal of the Appeal pending in the United States Court of Appeals for the 11th Circuit with prejudice; (b) if the Court requires a stipulation, both Parties’ counsel agree to cooperate in providing whatever signatures or documents necessary to dismiss the Appeal with prejudice; and (c) within 7 calendar days of the execution of the Agreement, we shall pay Peak One $90,000.

The $90,000 payment was made by the Company on October 20, 2023 and the case was dropped on October 23, 2023.

Decentral Life, Inc. is referred to below as “we”, “our”, or “us”.

Risk Factors

Risks Related to Our Business

Our independent registered public accounting firm has issued a going concern opinion; there is substantial uncertainty that we will continue operations in which case you could lose your investment.

In our Form 10-K report dated December 31, 2022, our independent registered public accounting firm, BF Borgers CPA PC, stated that our condensed financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business for the foreseeable future. We had an accumulated deficit of $32,861,283 at September 30, 2023, had a net loss of $67,757 from operations for the nine months ended September 30, 2023. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs over the next twelve months with existing cash on hand and public issuance of common stock. Although we may be successful in obtaining financing and/or generating revenue to fund our operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such funding will be achieved at a sufficient level or that we will succeed in our future operations.

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

From time to time in the normal course of its business operations, we may become subject to litigation that may result in liability material to our condensed financial statements as a whole or may negatively affect our s operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may be unavailable at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of the insurance coverage for any claims could have a material adverse effect on our business, results of operations, and financial condition.

We expect to incur substantial expenses to meet our reporting obligations as a public company.

We estimate costs of approximately $500,000 annually to maintain the proper management and financial controls for our filings required as a public reporting company, funds that would otherwise be spent for our business operations. Our public reporting costs may increase over time, which will increase our expenses and may decrease our potential profitability.

We have generated a majority of our revenue in 2023, 2022, and 2021 from licensing, event, and digital marketing revenues, respectively; the loss of the majority of our revenues in future periods will negatively affect our results of operations.

Because our Chief Executive Officer holds 10,000,000,000 votes, he can exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors.

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

Success can also be affected significantly by changes in local, regional and national economic conditions. Factors such as inflation, bank failures such as Silicon Valley Bank, labor, energy, real estate costs, the availability and cost of suitable employees, fluctuating interest rates, availability to debt and equity capital for our Company and our clients, state and local laws and regulations and licensing requirements, and increased competition can also adversely affect our ability to continue with our business model and/or stay in business.

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

Going Concern

The Company’s condensed financial statements have been prepared on a going concern basis, which assumes that it will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. As of September 30, 2023, the Company had $ 77,910 of cash on hand an accumulated deficit of $32,861,283. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its generating profitable operations in the future and/or to obtain the necessary financing to meet obligations and repay liabilities arising from normal business operations when they come due. The Company’s management intends to finance operating costs over the next year with the public issuance of common stock and related party loans. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund its operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved or that it will succeed in its future operations. The Company’s condensed financial statements do not include any adjustments that may result from the outcome of these uncertainties.

We will attempt to overcome the going concern opinion by increasing our TBI licensing to additional tech company startups, thereby increasing our revenues, but will increase our expenses and lead to possible net losses. There is no assurance that we will ever be profitable.

COMPARATIVE RESULTS

Results of Operations for the 9 month periods ended September 30, 2023 and 2022

Revenues

For the nine-month period ended September 30, 2023 , we recognized $489,150 in revenues, compared to $651,638 in revenue from licensing during the nine month period ended September 30, 2022. The decrease of $162,488 in revenue is primarily attributable to a decrease in the ongoing licensing of our technology and consulting services.

Cost of Revenue

Cost of revenue was $44,215 and $-0- for the nine-month period ended September 30, 2023 and 2022.

Operating Expenses

For the nine months ended September 30, 2023, we recorded $466,944 in operating expenses compared to $175,096 in operating expenses for the nine months ended September 30, 2022, a material increase of $291,848. The increase is primarily attributable to an increase of approximately $241,000 in legal and professional fees and an increase of marketing expense of approximately $39,000 in the 2023 period compared to the 2022 period. In addition there were increases in numerous expense categories consistent with our higher levels of activity.

Other income

During the nine-month period ended September 30, 2023, we generated $17_of other income compared to $14,420 of other expense during the nine month period ended September 30, 2022.

Net Loss

As a result of the foregoing we generated a net loss of $67,774 during the nine month ended September 30, 2023 , compared to net income of $496,727 during the nine months ended September 30, 2022.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities was $12,473 for the nine months ended September 30, 2023 compared to $380,271 in net cash used during the period ended September 30, 2022. The material decrease in net cash provided during the 2023 period is primarily attributable to a material decrease in profitability of approximately $565,000 during the 2023 period offset by changes in assets and liabilities in the 2023 period compared to the 2022 period .

Cash Flows from Financing Activities

Net cash used in financing activities was $133,873 during the nine month period ended September 30, 2023 compared to net cash provided by financing activities of $2,548 during the nine month period ended September 30, 2022. The material decrease in cash flows provided by financing activities is due to the repayment of related party loans in the 2023 period of $129,673 compared to $-0- in the 2022 period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending September 30, 2023 and during our fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 8th, 2023, in the matter of a Motion for Attorneys’ Fees and Expenses filed by the defendants’, the Court granted attorneys’ fees to Peak One in the trial court, although we have filed an appeal that in the Eleventh Circuit that is still pending. We have petitioned the Florida court for a supersedeas bond to stay collection of the $157,902.50 pending a resolution of the appeal. We believe that our petition for a stay for the collection of $157,902.50 in legal fees will be granted by the Florida Court, and, therefore has not included any accrual for these legal fees in its condensed financial statements.

On October 13, 2023, the Parties attended a telephonic mediation before Matthew Hodes, at which the Parties reached a settlement as to the Litigation, the Order, the Appeal, and the Final Judgment. The Parties mutually agreed to resolve any and all issues relating to the Litigation, the Order, the Appeal, and the Final Judgment, and generally between them. On October 17, 2023, the Parties executed a Settlement Agreement containing the following material terms: (a) within 2 business day of the execution of the Agreement, we will file a notice of dismissal of the Appeal pending in the United States Court of Appeals for the 11th Circuit with prejudice; (b) if the Court requires a stipulation, both Parties’ counsel agree to cooperate in providing whatever signatures or documents necessary to dismiss the Appeal with prejudice; and (c) within 7 calendar days of the execution of the Agreement, we shall pay Peak One $90,000. The Company paid Peak One $90,000 on October 20th and the case was dropped on October 23, 2023.

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

We intend to litigate the causes of action asserted in the amended complaint against the LGH and Hoppel, including but not limited to LGH is acting as an unregistered dealer in violation of Section 15(a) of the Act and, therefore, we are entitled to have the debentures and warrants entered into by and between us and Peak One declared void ab initio and, further, that LGH is liable to us for recessionary damages to us pursuant to Section 29(b) of the Act. We contend that the foregoing arguments are brought in good faith, particularly in light of recent SEC enforcement actions against other unregistered dealers.

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

Date: November 14, 2023

DECENTRAL LIFE, INC.

By:	/s/ Ken Tapp
Ken Tapp
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Ken Tapp
Ken Tapp
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

